Form 10-K
period 2007-12-31
LYONDELL CHEMICAL CO
filed 2008-03-31
CIK 842635

Index to the Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

Commission File No. 1-10145

LYONDELL CHEMICAL COMPANY
(Exact name of Registrant as specified in its charter)

Delaware	95-4160558
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1221 McKinney Street, Suite 700, Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (713) 652-7200

Securities registered pursuant to Section 12(b) of the Act:                                                                                                           None

Securities registered pursuant to Section 12(g) of the Act:                                                                                                           None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    ☐       No   ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☒      No   ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐  No   ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☐      Accelerated filer   ☐   Non-accelerated filer   ☒       Smaller reporting company   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒
There were 253,448,132 shares of the Registrant's common stock issued and outstanding on June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter.  The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 29, 2007, based on the closing price of the Registrant’s common stock on the New York Stock Exchange composite tape on that date, was $9,367,221,569.
There is no longer an established public trading market for the Registrant’s equity securities.  As of December 20, 2007, all 1,000 outstanding shares of the Registrant’s equity securities are held by affiliates.

Index to the Consolidated Financial Statements

Index to the Consolidated Financial Statements

Index to the Consolidated Financial Statements

Index to the Consolidated Financial Statements

PART I

Item 1.  Business

LYONDELL

Overview of the Business

Lyondell Chemical Company is a global manufacturer of chemicals, a North American manufacturer of plastics, a refiner of heavy, high-sulfur crude oil and a significant producer of gasoline blending components, with 2007 revenues of approximately $29 billion and assets of approximately $27 billion as of December 31, 2007.

On December 20, 2007, an indirect wholly owned subsidiary of LyondellBasell Industries AF S.C.A. (formerly known as Basell AF S.C.A.) merged with and into Lyondell, with LyondellBasell Industries indirectly acquiring all of the outstanding shares of Lyondell’s common stock at $48.00 per share.  As a result, Lyondell is now an indirect wholly owned subsidiary of LyondellBasell Industries.  On December 20, 2007, in connection with the acquisition by LyondellBasell Industries, the shares of certain indirect wholly owned subsidiaries of Lyondell were sold to other subsidiaries of LyondellBasell Industries in exchange for approximately $617 million in cash, in the aggregate, and, in addition, one of the subsidiaries was sold subject to $668 million of intercompany indebtedness owed to a subsidiary retained by Lyondell.  The subsidiaries that were sold indirectly owned:

•	Lyondell’s facility located at Botlek (near Rotterdam), The Netherlands and other administrative and customer service facilities and assets in The Netherlands;

•	Lyondell’s interests in its European joint venture with Bayer AG, which owns a facility at Maasvlakte (also near Rotterdam), The Netherlands and related assets; and

•	Lyondell’s sales offices in Singapore; Tokyo, Japan; Sao Paulo, Brazil; Vienna, Austria; and Dusseldorf, Germany.

For a description of the acquisition by LyondellBasell Industries and the related subsidiary restructuring activities, see Note 3 to the Consolidated Financial Statements.

Lyondell operates in three reportable business segments:

•
Lyondell’s chemicals business segment produces and markets: ethylene, its co-products and derivatives; acetyls; propylene oxide (“PO”), its co-products and derivatives; toluene diisocyanate (“TDI”); and fragrance and flavors chemicals.  Ethylene co-products include propylene, butadiene and aromatics, which include benzene and toluene.  Derivatives of ethylene in this segment primarily include ethylene oxide (“EO”), ethylene glycol (“EG”) and other EO derivatives, as well as ethanol.  Acetyls include vinyl acetate monomer (“VAM,” which also is a derivative of ethylene), acetic acid and methanol.  PO’s co-products include styrene monomer (“styrene” or “SM”) and tertiary butyl alcohol (“TBA”).  Isobutylene is a derivative of TBA.  PO derivatives include propylene glycol (“PG”), propylene glycol ethers (“PGE”) and butanediol (“BDO”).

•
Lyondell’s polymers business segment produces and markets polyethylene (high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”)) and polypropylene.

•
Lyondell’s fuels business segment produces and markets refined petroleum products, including gasoline, ultra low sulfur diesel, jet fuel, lubricants (“lube oils”) and aromatics, which include benzene and toluene.  The segment also produces and markets gasoline blending components such as methyl tertiary butyl ether (“MTBE”), ethyl tertiary butyl ether (“ETBE”) and alkylate.

Index to the Consolidated Financial Statements

Lyondell’s chemicals business is conducted in part by its subsidiaries.  In the chemicals segment, the production of ethylene and its co-products and primary derivatives (other than acetyls) is conducted through Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”), an indirect wholly owned subsidiary of Lyondell.  The acetyls and fragrance and flavors chemicals portions of Lyondell’s chemicals business are conducted through Millennium Chemicals Inc. (together with its consolidated subsidiaries, “Millennium”), a wholly owned subsidiary of Lyondell.  Equistar previously was a joint venture between Lyondell, Millennium and another partner.  Lyondell purchased the other partner’s interest in Equistar in 2002 and then acquired Millennium in a stock-for-stock business combination on November 30, 2004, thereby also indirectly acquiring the remaining interest in Equistar held by Millennium.

Lyondell’s fuels business (other than MTBE, ETBE and alkylate) is conducted through Houston Refining LP (“Houston Refining,” formerly known as LYONDELL-CITGO Refining LP or LCR).  Houston Refining was a joint venture between Lyondell and CITGO Petroleum Corporation (“CITGO”) until Lyondell acquired CITGO’s 41.25% interest in Houston Refining on August 16, 2006, effective as of July 31, 2006.  For a description of the acquisition, see Note 3 to the Consolidated Financial Statements.  Equistar produces alkylate and MTBE, and Lyondell produces MTBE and ETBE.

On May 15, 2007, Lyondell sold its worldwide inorganic chemicals business to The National Titanium Dioxide Company Ltd (Cristal) in a transaction valued at approximately $1.3 billion, including the acquisition of working capital and the assumption of specified liabilities directly related to the business.  For a description of the sale, see Note 4 to the Consolidated Financial Statements.

In this Annual Report on Form 10-K, unless the context requires otherwise:

•
“LyondellBasell Industries” refers to LyondellBasell Industries AF S.C.A. and its consolidated subsidiaries, and “Basell” refers to Basell AF S.C.A. prior to the December 20, 2007 acquisition of Lyondell,

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

Index to the Consolidated Financial Statements

LYONDELL STRUCTURE & SEGMENTS

Lyondell Chemical Company
100%
Millennium
(wholly owned subsidiary)
100%
Houston Refining
(wholly owned subsidiary)
21%
79%
Equistar
(wholly owned subsidiary)
Vinyl Acetate Monomer (VAM)
Acetic Acid
Methanol
Fragrance and Flavor Chemicals
Ethylene
Propylene
Butadiene
Benzene
Toluene
Ethylene Oxide (EO)
Ethylene Glycol (EG)
EO Derivatives
Ethanol
Propylene Oxide (PO)
Propylene Glycol (PG)
Propylene Glycol Ethers (PGE)
Butanediol (BDO)
Styrene Monomer (SM)
TBA Derivative-Isobutylene
Toluene Diisocyanate (TDI)
CHEMICALS SEGMENT
High Density Polyethylene (HDPE)
Low Density Polyethylene (LDPE)
Linear Low Density Polyethylene (LLDPE)
Polypropylene
POLYMERS SEGMENT
MTBE
Alkylates
MTBE/ETBE
Gasoline
Ultra Low Sulfur Diesel
Jet fuel
Benzene
Toluene
Lube Oils
FUELS SEGMENT

Index to the Consolidated Financial Statements

Prior to Lyondell’s December 20, 2007 acquisition by LyondellBasell Industries, Lyondell operated in the following three business segments:  ethylene, co-products and derivatives; PO and related products; and refining.  For additional segment information and for geographic information for each of the years in the three-year period ended December 31, 2007, see Note 24 to the Consolidated Financial Statements.

Additional Information Available

Lyondell Chemical Company was incorporated under the laws of Delaware in 1985.  Its principal executive offices are located at 1221 McKinney Street, Suite 700, Houston, Texas 77010 (Telephone: (713) 652-7200).  Lyondell’s website address is www.lyondellbasell.com.  Lyondell’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through www.lyondellbasell.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.  Information contained on Lyondell’s website (www.lyondellbasell.com) or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

CHEMICALS SEGMENT

Overview

Lyondell’s chemicals business segment produces: ethylene, its co-products and derivatives; acetyls; PO, its co-products and derivatives; TDI; and fragrance and flavors chemicals.

Lyondell’s production of ethylene, its co-products and primary derivatives (other than acetyls) is conducted through Equistar.  The acetyls and fragrance and flavors chemicals portions of Lyondell’s chemicals business are conducted through Millennium.

In the chemicals segment, Lyondell produces ethylene, its co-products and primary derivatives at ten facilities located in four states in the U.S.  Ethylene co-products include propylene, butadiene and aromatics, which include benzene and toluene.  Ethylene derivatives include EO, EG and other EO derivatives, as well as ethanol.  In addition, in the chemicals segment, Lyondell produces acetyls, such as VAM (which also is a derivative of ethylene), acetic acid and methanol.  Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics.  Ethylene and its co-products and derivatives are fundamental to many segments of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods.

Lyondell produces PO, its co-products and derivatives at two facilities located in Texas, one facility located in Japan and one facility located in France.  Lyondell produces its PO through two distinct technologies based on indirect oxidation processes that yield co-products.  One process yields TBA as the co-product; the other yields SM as the co-product.  The two technologies are mutually exclusive, necessitating that a manufacturing facility be dedicated either to PO/TBA or to PO/SM.  Isobutylene is a derivative of TBA.  MTBE and ETBE are other derivatives of TBA, and are gasoline blending components reported in Lyondell’s fuels business segment.  PG, PGE and BDO are derivatives of PO.  PG collectively refers to mono-propylene glycol (“MPG”), PG meeting U.S. pharmacopeia standards (“PGUSP”) and several grades of di-propylene glycol (“DPG”) and tri-propylene glycol (“TPG”).  In addition, Rhodia Intermédiaires (“Rhodia”) operates a TDI facility located in Pont de Claix, France on behalf of Lyondell.

Lyondell also produces fragrance and flavors chemicals.  The Brunswick, Georgia and Jacksonville, Florida facilities manufacture terpene-based fragrance ingredients and flavor ingredients, primarily for the oral care markets.  Lyondell also supplies products for use in a number of other applications, including chemical reaction agents, or initiators, for the rubber industry and solvents and cleaners, such as pine oil, for the hard surface cleaner markets.

Index to the Consolidated Financial Statements

The following table outlines:

•	the primary products of Lyondell’s chemicals segment;
•	annual processing capacity as of December 31, 2007; and
•	the primary uses for those products.

See “Item 2. Properties” for the locations where Lyondell produces the primary products of its chemicals segment.

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
Ethylene Co-Products:
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

Toluene	66 million gallons	Toluene is used as an octane enhancer in gasoline, as a chemical raw material for benzene and/or paraxylene production, and a core ingredient in TDI, a compound used in urethane production.
Ethylene Derivatives:
Ethylene Oxide (EO)	1.5 billion pounds EO equivalents; 400 million pounds as pure EO (c)	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol.
Ethylene Glycol (EG)	1.4 billion pounds (c)	EG is used to produce polyester fibers and film, polyethylene terephthalate (“PET”) resin, heat transfer fluids and automobile antifreeze.
Other Ethylene Oxide Derivatives	225 million pounds	EO derivatives include ethylene glycol ethers and ethanolamines, and are used to produce paint and coatings, polishes, solvents and chemical intermediates.
Ethanol	50 million gallons	Ethanol is used in the production of solvents as well as household, medicinal and personal care products.

Index to the Consolidated Financial Statements

Product	Annual Capacity	Primary Uses
Acetyls:
Vinyl Acetate Monomer (VAM)	820 million pounds	VAM is a petrochemical product used to produce a variety of polymers products used in adhesives, water-based paint, textile coatings and paper coatings.
Acetic Acid	1.2 billion pounds	Acetic acid is a raw material used to produce VAM, terephthalic acid (used to produce polyester for textiles and plastic bottles), industrial solvents and a variety of other chemicals.
Methanol	190 million gallons (d)	Methanol is a raw material used to produce acetic acid, MTBE, formaldehyde and several other products.
Propylene Oxide (PO)	3.4 billion pounds (e)	PO is a key component of polyols, PG, PGE and BDO.
PO Co-Products:
Styrene Monomer (SM)	3.7 billion pounds (f)	SM is used to produce plastics, such as expandable polystyrene for packaging, foam cups and containers, insulation products and durables and engineering resins.
TBA Derivative—Isobutylene	950 million pounds (g)	Isobutylene is a derivative of TBA used in the manufacture of synthetic rubber as well as fuel and lubricant additives, such as MTBE and ETBE.
PO Derivatives:
Propylene Glycol (PG)	1.0 billion pounds (h)	PG is used to produce unsaturated polyester resins for bathroom fixtures and boat hulls; lower toxicity antifreeze, coolants and aircraft deicers; and cosmetics and cleaners.
Propylene Glycol Ethers (PGE)	135 million pounds (i)	PGE are used as solvents for paints, coatings, cleaners and a variety of electronics applications.
Butanediol (BDO)	120 million pounds (j)	BDO is used in the manufacture of engineering resins, films, personal care products, pharmaceuticals, coatings, solvents and adhesives.
Toluene Diisocyanate (TDI)	274 million pounds (k)	TDI is combined with polyols to produce flexible foam for automotive seating and home furnishings.
Fragrance and Flavors Chemicals	(l)
Fragrance and flavors chemicals include terpene-based fragrance ingredients and flavor ingredients, primarily for the oral care markets, and also include products used in applications such as chemical reaction agents, or initiators, for the rubber industry and solvents and cleaners, such as pine oil, for the hard surface cleaner markets.

__________

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

(d)	Represents 100% of the methanol capacity at the La Porte, Texas facility, which is owned by La Porte Methanol Company, a partnership owned 85% by Lyondell and 15% by Linde AG (“Linde”).

Index to the Consolidated Financial Statements

(e)
On December 20, 2007, in connection with Lyondell’s acquisition by LyondellBasell Industries, Lyondell sold to another subsidiary of LyondellBasell Industries the shares of the Lyondell subsidiary that indirectly owned Lyondell’s facility at Botlek (near Rotterdam), The Netherlands and that owned Lyondell’s interest in its European joint venture with Bayer AG.  The European joint venture owns a facility at Maasvlakte (also near Rotterdam), The Netherlands.  Accordingly, although operated as part of the overall LyondellBasell Industries PO capacity, as a result of this subsidiary sale, the PO capacity excludes an aggregate of 1.250 billion pounds of capacity of the Botlek and Maasvlakte facilities.  PO capacity includes 100% of the 385 million pounds of capacity of Nihon Oxirane Co. Ltd. (“Nihon Oxirane”), a joint venture of which Lyondell owns 40%, and 1.6 billion pounds of capacity that represents Bayer Corporation’s share of PO production from the Channelview PO/SM I plant and the Bayport, Texas PO/TBA plants under the U.S. PO Joint Venture between Lyondell and Bayer Corporation.  Lyondell’s net proportionate interest in PO capacity is approximately 1.6 billion pounds.  See “PO Joint Ventures and Other Agreements.”

(f)
Although operated as part of the overall LyondellBasell Industries SM capacity, as a result of the December 20, 2007 subsidiary sale, the SM capacity excludes 1.483 billion pounds of capacity of the Maasvlakte facility.  SM capacity includes approximately 1.1 billion pounds of SM production from the Channelview PO/SM II plant that is committed to unrelated equity investors under processing agreements and 100% of the 830 million pounds of capacity of Nihon Oxirane, of which Lyondell owns 40%.  Lyondell’s net proportionate interest in SM capacity is approximately 2.0 billion pounds.  See “PO Joint Ventures and Other Agreements.”

(g)
Represents total high-purity isobutylene capacity and purified isobutylene capacity.  Although operated as part of the overall LyondellBasell Industries isobutylene capacity, as a result of the December 20, 2007 subsidiary sale, the isobutylene capacity excludes 550 million pounds of capacity of the Botlek facility.

(h)
Although operated as part of the overall LyondellBasell Industries PG capacity, as a result of the December 20, 2007 subsidiary sale, the PG capacity excludes 175 million pounds of capacity of the Botlek facility.  PG capacity includes 100% of the approximately 220 million pounds of capacity of Nihon Oxirane, of which Lyondell owns 40%.  Lyondell’s net proportionate interest in PG capacity is approximately 900 million pounds.  The capacity stated is MPG capacity.  Smaller quantities of DPG and TPG are co-produced with MPG.  At Lyondell’s facilities in the U.S. and Europe, these DPG and TPG products are purified and marketed.  See “PO Joint Ventures and Other Agreements.”

(i)
Although operated as part of the overall LyondellBasell Industries PGE capacity, as a result of the December 20, 2007 subsidiary sale, the PGE capacity excludes 298 million pounds of capacity of the Botlek facility.

(j)
Although operated as part of the overall LyondellBasell Industries BDO capacity, as a result of the December 20, 2007 subsidiary sale, the BDO capacity excludes 275 million pounds of capacity of the Botlek facility.

(k)	Represents the average annual TDI capacity at Lyondell’s plant in Pont de Claix, France, which is operated by Rhodia. See “PO Joint Ventures and Other Agreements.”
(l)
With respect to fragrance and flavors chemicals, Lyondell frequently works closely with customers in developing products to satisfy the specific requirements of those customers, and capacity varies accordingly.

Marketing and Sales

In 2007, no single chemicals segment customer accounted for 10% or more of Lyondell’s total revenues.

Lyondell produces ethylene at six sites located in three states.  Lyondell’s ethylene generally is consumed internally as a raw material in the production of derivatives and polymers, or is shipped by pipeline to customers.  For the year ended December 31, 2007, approximately 72% of Lyondell’s ethylene, based on sales dollars, was used by Lyondell’s ethylene derivatives or polymers facilities or sold to related parties at market-related prices.  The sales to related parties during 2007 include significant ethylene sales, pursuant to a long-term ethylene supply agreement, to Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively, “Occidental”).  Occidental owned 5.5% of Lyondell’s outstanding common stock until selling the remainder of its Lyondell common stock in open market transactions from May 2007 through July 2007. See Note 7 to the Consolidated Financial Statements.  Sales of ethylene accounted for less than 10% of Lyondell’s total revenues in 2007, 2006 and 2005.

Ethylene co-products are manufactured by Lyondell primarily at four facilities in Texas.  The Morris, Illinois and Clinton, Iowa facilities also produce moderate quantities of propylene.

Index to the Consolidated Financial Statements

Lyondell uses the propylene as a raw material for production of PO and polypropylene and also sells propylene to other subsidiaries of LyondellBasell Industries at market-related prices.  The propylene production that is not consumed internally or sold to related parties generally is sold under multi-year contracts. In addition, pursuant to a 15-year propylene supply arrangement entered into in 2003 with a subsidiary of Sunoco, Inc. (“Sunoco”), Lyondell supplies 700 million pounds of propylene annually to Sunoco.  Under the arrangement, a majority of the propylene is supplied under a cost-based formula and the balance is supplied on a market-related basis.  Sales of propylene accounted for approximately 10% of Lyondell’s total revenues in 2007 and 12% in each of 2006 and 2005.

Lyondell generally sells its butadiene under multi-year contracts.  Lyondell uses the benzene as a raw material for production of styrene.  Lyondell’s fuels business uses the toluene to blend into gasoline.  Of the benzene and toluene production that is not consumed internally, most of the benzene generally is sold under multi-year contracts and most of the toluene is sold under annual contracts.  The chemicals business also markets the benzene and toluene produced by the fuels business for a marketing fee.  Sales of benzene and toluene accounted for less than 10% of Lyondell’s total revenues in 2007, 2006 and 2005.

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

EO or EO equivalents, and EO’s primary derivative, EG, are produced at the Bayport facility located in Pasadena, Texas and through a 50/50 joint venture with DuPont in Beaumont, Texas.  The Bayport facility also produces other derivatives of EO, principally ethylene glycol ethers and ethanolamines.  EO and EG typically are sold under multi-year contracts, with market-based pricing.  Glycol ethers and ethanolamines are sold primarily into the solvent and distributor markets at market prices.  EO is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel.

The vast majority of the ethylene derivatives products are sold in North America and Europe, primarily through the sales organizations of Lyondell and its affiliates.  Sales agents are generally engaged to market the ethylene derivatives products in the rest of the world.

VAM and acetic acid are manufactured by Lyondell at facilities in La Porte, Texas.  Sales of VAM accounted for less than 10% of Lyondell’s total revenues in 2007, 2006 and 2005.  Sales of acetyls collectively accounted for less than 10% of Lyondell’s total revenues in 2007, 2006 and 2005.

VAM and acetic acid are consumed internally, sold into domestic and export markets generally under multi-year contracts, and also are sold on a spot basis.  Contract pricing for sales of VAM and acetic acid generally is determined by market-based negotiation, market index or cost-based formulas.  VAM and acetic acid are shipped by barge, ocean-going vessel, pipeline, tank car and tank truck.  Lyondell has bulk storage arrangements in Europe and South America to better serve its customers’ requirements in those regions.  Sales are made through a direct sales force, agents and distributors.

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

Index to the Consolidated Financial Statements

In North America, Lyondell produces PO, TBA, isobutylene, PG and PGE at its Bayport (Pasadena), Texas plants and PO, SM, isobutylene and BDO at its Channelview, Texas plants.  The Bayport PO/TBA plants and the Channelview PO/SM I plant are owned by the U.S. PO manufacturing joint venture (the “U.S. PO Joint Venture”) between Lyondell and Bayer Corporation (“Bayer”).  The Channelview PO/SM II plant is owned by Lyondell together with unrelated equity investors.  See “PO Joint Ventures and Other Agreements.”

In Europe, Lyondell produces PO, TBA and PG at a plant in Fos-sur-Mer, France.  In addition, Rhodia operates a TDI facility located in Pont de Claix, France on behalf of Lyondell.  See “PO Joint Ventures and Other Agreements.”  On December 20, 2007, in connection with Lyondell’s acquisition by LyondellBasell Industries, Lyondell sold to another subsidiary of LyondellBasell Industries the shares of the Lyondell subsidiary that indirectly owned Lyondell’s facility at Botlek (near Rotterdam), The Netherlands and Lyondell’s interests in its European joint venture with Bayer AG, which owns a facility at Maasvlakte (also near Rotterdam), The Netherlands.  The Botlek facility produces PO, TBA, isobutylene, PG, PGE and BDO.  The Maasvlakte facility produces PO and SM.  Although the Botlek and Maasvlakte facilities are no longer owned by Lyondell, they are owned by Lyondell’s parent, LyondellBasell Industries, and are operated as part of the overall LyondellBasell Industries businesses.  The products produced on behalf of LyondellBasell Industries at those facilities are marketed and sold together with those same products produced at facilities owned directly by Lyondell.

In the Asia Pacific region, Lyondell has a 40% interest in Nihon Oxirane, a joint venture that operates a PO/SM plant and a PG plant in Chiba, Japan.  See “PO Joint Ventures and Other Agreements.”

Lyondell estimates, based in part on published data, that worldwide demand for PO was approximately 15 billion pounds in 2007.  More than 85% of that volume was consumed in the manufacture of three families of PO derivative products: polyols, glycols and glycol ethers.  The remainder was consumed in the manufacture of performance products, including BDO and its derivatives.

Lyondell produces and delivers its PO and PO co-products through sales agreements, processing agreements and spot sales as well as product exchanges.  Lyondell has a number of multi-year processing (or tolling) and sales agreements in an effort to mitigate the adverse impact of competitive factors and economic business cycles on demand for its PO.  In addition, Bayer’s ownership interest in the U.S. PO Joint Venture represents ownership of an in-kind portion of the PO production of the U.S. PO Joint Venture.  See “PO Joint Ventures and Other Agreements.” PO sold in the merchant market accounted for less than 10% of Lyondell’s total revenues in 2007, 2006 and 2005.  Lyondell’s PO derivatives are sold through market-based sales contracts and spot sales.

Production levels at Lyondell’s PO/SM and PO/TBA co-product production facilities primarily are determined by the demand for PO and PO derivatives.  The resulting production levels of co-product SM and the TBA derivatives (isobutylene, which is reported in the chemicals business segment, and MTBE and ETBE, which are reported in the fuels business segment) thus depend primarily on the demand for PO and PO derivatives and secondarily on the relative market demand for SM, isobutylene, MTBE and ETBE, as well as the operational flexibility of Lyondell’s multiple production facilities in meeting this demand.  See “Fuels Segment” for additional information about the production of MTBE and ETBE.

Based on published data, worldwide demand for SM in 2007 was approximately 57 billion pounds.  SM accounted for less than 10% of Lyondell’s total revenues in 2007, 2006 and 2005. Lyondell sells most of its SM production into the North American merchant markets and to European, Asian and South American export markets through long-term sales contracts and processing agreements.  See “PO Joint Ventures and Other Agreements.”

Lyondell purchases SM for resale, when necessary, to satisfy customer demand for this co-product above co-product production levels.  Volumes of SM purchases made for resale can vary significantly from period to period.  However, purchased volumes have not historically had a significant impact on profitability.

Lyondell converts most of its TBA to isobutylene and also sells some of its TBA into the market.  Lyondell’s chemical business generally sells the isobutylene to unrelated parties under market-based sales agreements and in the spot market or sells the isobutylene to Lyondell’s fuels business, which either reacts the isobutylene with methanol or ethanol to produce MTBE and ETBE, respectively.  Isobutylene sales accounted for less than 10% of Lyondell’s total revenues in 2007, 2006 and 2005.

Index to the Consolidated Financial Statements

Sales of Lyondell’s PO, its co-products and derivatives and TDI are made by Lyondell, Nihon Oxirane and their affiliates directly, and through distributors and independent agents located in the Americas, Europe, the Middle East, Africa and the Asia Pacific region.  Lyondell has centralized certain sales and order fulfillment functions in regional customer service centers located in Houston, Texas and Hong Kong, China.  Lyondell also has long-term contracts for distribution and logistics to ensure reliable and efficient supply to its customers.  PO, PG, SM and TDI are transported by barge, ocean-going vessel, pipeline, tank car and tank truck.  BDO primarily is transported by tank truck and railcar.

Fragrance ingredients are used primarily in the production of perfumes. The major consumers of perfumes worldwide are soap and detergent manufacturers.  Lyondell sells directly worldwide to major soap, detergent and fabric conditioner producers.  It also sells a significant quantity of product to the major fragrance compounders and to producers of cosmetics and toiletries.  Lyondell’s supply agreements with customers are typically short-term in duration (up to one year).  Approximately 60% of Lyondell’s 2007 fragrance and flavors chemicals sales were made outside the United States.  Sales are made primarily by Lyondell directly , while agents and distributors are used in areas where volume does not justify full-time sales coverage.

PO Joint Ventures and Other Agreements

On March 31, 2000, Lyondell contributed its Channelview, Texas PO/SM I plant and its Bayport, Texas PO/TBA plants to the U.S. PO Joint Venture.  Bayer’s ownership interest in the U.S. PO Joint Venture represents ownership of 1.6 billion pounds of the PO production annually, in-kind.  Lyondell takes in-kind the remaining PO production and all co-product (SM and TBA) production from the U.S. PO Joint Venture.  As part of the transaction, Lyondell and Bayer also formed a separate joint venture (the “PO Technology Joint Venture”) through which Bayer was granted a non-exclusive and non-transferable right to use certain PO technology in the U.S. PO Joint Venture.  Under the terms of the operating and logistics agreements, Lyondell operates the U.S. PO Joint Venture plants and arranges and coordinates the logistics of PO delivery from the plants.  Lyondell and Bayer do not share marketing or product sales under the U.S. PO Joint Venture.

Lyondell’s PO/SM II plant at the Channelview, Texas complex is owned by Lyondell together with unrelated equity investors.  Lyondell retains a majority interest in the PO/SM II plant and is the operator of the plant.  A portion of the SM output of the PO/SM II plant is committed to the unrelated equity investors under processing agreements.  As of December 31, 2007, Lyondell had 1.1 billion pounds of SM capacity, or 30% of its worldwide capacity, committed to unrelated equity investors under these processing arrangements.

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

During 2007, Lyondell announced the formation of a joint venture with Sinopec Zhenhai Refining & Chemical Co., Ltd. (“ZRCC”) for the construction of a world-scale PO/SM facility in Ningbo, China, with completion of construction expected in 2009. The new facility will have an annual PO production capacity of 604 million pounds and an annual SM production capacity of 1.3 billion pounds.  Lyondell contributed a license right to its proprietary PO/SM technology in exchange for approximately 20% of the PO profitability from the facility.  The parties will jointly market all of the PO manufactured by the new facility.

Lyondell also has a multi-year agreement with Shiny Chemical Co., Ltd. (“Shiny”) whereby Lyondell markets and sells the PGE produced at Shiny’s new PGE plant in Tainan, Taiwan.  Shiny’s new PGE plant, which is based on Lyondell’s technology, started-up during the second quarter of 2007.

Index to the Consolidated Financial Statements

The TDI facility at Pont de Claix, France is designed to have an average annual production capacity of 274 million pounds of TDI, and is operated by Rhodia on behalf of Lyondell pursuant to an operating agreement, which extends through March 31, 2016.  Rhodia is responsible for providing all raw materials for the TDI production, except toluene, toluene diamine and carbon monoxide, which Lyondell purchases in the market.  The TDI produced at the Pont de Claix facility is marketed principally in Europe, the Middle East and Africa.  In March 2008, Rhodia and Lyondell announced that they have launched exclusive negotiations with the Perstorp Group in order to sell the TDI business in combination with certain Rhodia businesses at Pont de Claix.

Raw Materials

Raw material cost is the largest component of the total cost for the production of ethylene and its co-products.  The primary raw materials used are heavy liquids and natural gas liquids (“NGLs”).  Heavy liquids include crude oil-based naphtha and gas oil, as well as condensate, a very light crude oil resulting from natural gas production (collectively referred to as “heavy liquids”).  NGLs include ethane, propane and butane.  The use of heavy liquid raw materials results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, as well as gasoline blending components, while the use of NGLs results in the production of a smaller amount of co-products, such as propylene.

The flexibility to consume a wide range of raw materials has historically provided plants with that flexibility with an advantage over plants that are restricted in their raw material processing capability.  Facilities using heavy liquids historically have generated, on average, approximately four cents of additional variable margin per pound of ethylene produced compared to facilities restricted to using ethane.  This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant.  For example, published reports indicated that during 2007 the advantage ranged from 2.6 cents to 5.5 cents.  The costs of producing ethylene from heavy liquids and NGLs can change daily, based on the relative values of crude oil and natural gas, as well as the relative values of the products generated through the use of those raw materials.  As a result, there have been in the past, and could continue to be in the future, periods of time when the use of heavy liquids does not provide an advantage or is disadvantaged versus the use of NGLs.  Lyondell has the capability to process heavy liquids at its Channelview, Corpus Christi and Chocolate Bayou ethylene and co-products facilities.  Lyondell’s Channelview and Corpus Christi facilities have the greatest operational flexibility among Lyondell’s facilities to process significant quantities of either heavy liquids or NGLs, depending upon the relative economic advantage of the alternative raw materials.

As described above, management believes that this raw material flexibility is a key advantage in the production of ethylene and co-products.  As a result, heavy liquids requirements for these businesses are sourced globally via a mix of contractual and spot arrangements.  Spot market purchases are made in order to maintain raw material flexibility and to take advantage of raw material pricing opportunities.  A large portion of the NGLs requirements for these businesses are purchased via contractual arrangements from a variety of sources, but NGLs also are purchased on the spot market.  A portion of the heavy liquids requirements for these businesses also are obtained from the fuels business.  Heavy liquids generally are delivered by ship or barge, and NGLs generally are delivered via pipeline.

Lyondell also purchases large amounts of natural gas to be used as energy for consumption in its business via market-based contractual arrangements with a variety of sources.

The primary raw material for the ethylene derivatives products is ethylene.  Lyondell’s ethylene derivatives facilities generally can receive their ethylene directly from Lyondell’s ethylene facilities via its pipeline system, pipelines owned by unrelated parties or on-site production.

In addition to ethylene, acetic acid is a primary raw material for the production of VAM.  For VAM produced by Lyondell, Lyondell obtains its entire requirements for acetic acid and ethylene from its internal production.  In 2007, Lyondell used a large percentage of its acetic acid production to produce VAM.

The primary raw materials required for the production of acetic acid are carbon monoxide and methanol.  Lyondell purchases the carbon monoxide from Linde pursuant to a long-term contract under which pricing is based primarily on cost of production.  La Porte Methanol Company, Lyondell’s 85%-owned joint venture, supplies all of the methanol requirements for acetyls production.  Natural gas is the primary raw material required for the production of methanol.

Index to the Consolidated Financial Statements

The raw materials for ethylene and its co-products and derivatives are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices.  Historically, raw material availability for ethylene and its co-products and derivatives has not been an issue.  For additional discussion regarding the effects of raw material pricing and supply on recent operating results, see “Item 1A.  Risk Factors—Risks Relating to the Businesses—Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The primary raw materials used for the production of PO and its co-products and derivatives are propylene, isobutane, ethylene and benzene.  The market prices of these raw materials historically have been related to the price of crude oil and its principal refinery derivatives, NGLs, natural gas, as well as market conditions for these materials.  These materials are received in bulk quantities via pipeline or marine vessels.

In the U.S., Lyondell obtains a large portion of its propylene, benzene and ethylene raw materials needed for the production of PO and its co-products and derivatives internally from Lyondell’s ethylene and ethylene co-products facilities.  Raw materials for the non-U.S. production of PO and its co-products and derivatives primarily are obtained from unrelated parties.  Lyondell consumes a significant portion of its internally-produced PO in the production of PO derivatives.

Lyondell consumes large volumes of isobutane for the production of PO and its co-products and derivatives.  Lyondell has invested in facilities, or entered into processing agreements with unrelated parties, to convert the widely available commodity, normal butane, to isobutane.  Lyondell also is a large consumer of oxygen for its PO/TBA plants at Bayport, Texas and Fos-sur-Mer, France.

The cost of raw materials generally is the largest component of total production cost for PO and its co-products and derivatives.  Generally, the raw materials requirements for these businesses are purchased at market-based prices from numerous suppliers in the U.S. and Europe with which Lyondell has established contractual relationships, as well as in the spot market.  The raw materials for these businesses are, in general, commodity chemicals with ready availability at competitive prices.  Historically, raw material availability has not been an issue.  However, in order to enhance reliability and competitiveness of prices and rates for supplies of raw materials, industrial gas and other utilities, Lyondell has long-term agreements and other arrangements for a substantial portion of its production requirements, including arrangements with Lyondell’s ethylene and ethylene co-products facilities.  For additional discussion regarding the effects of raw material pricing and supply on recent operating performance, see “Item 1A.  Risk Factors—Risks Relating to the Businesses—Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Lyondell’s Jacksonville site has facilities for the fractionation of crude sulfate turpentine (“CST”), the key raw material used by Lyondell for the production of fragrance ingredients. Through fractionation, the components of CST are separated into relatively pure individual materials, which are then used to ultimately produce a number of fragrance and flavors chemicals, including synthetic pine oil, anethole, l-carvone and coolants. The Brunswick site produces linalool, geraniol and dihydromyrcenol from the alpha-pinene component of CST.  Lyondell believes it is the largest purchaser and distiller of CST in the world, based on the amount of CST processed.  CST is a by-product of the kraft papermaking process.  Lyondell purchases CST from approximately 35 pulp mills in North America.  These purchases are made under long-term contracts in order to ensure a stable supply of CST.  Additionally, Lyondell purchases quantities of CST, gum turpentine or derivatives from Indonesia, China, Europe and South America, as business conditions dictate.

Index to the Consolidated Financial Statements

Competition and Industry Conditions

With respect to ethylene, its co-products and derivatives and acetyls, competition is based on price, product quality, product delivery, reliability of supply, product performance and customer service.  Industry consolidation has led to fewer, although larger, competitors.  Profitability is affected not only by supply and demand for ethylene, its co-products and derivatives and acetyls, but also by raw material costs and price competition among producers, which may intensify due to, among other things, the addition of new capacity.  In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates.  It is not possible to accurately predict the changes in raw material costs, market conditions, capacity utilization and other factors that will affect industry profitability in the future.  During the next five years, forecasts for the worldwide average annual ethylene capacity additions are projected at approximately 5%, with more than 90% of these additions in the Middle East and Northeast Asia.  The average worldwide demand growth is expected to lag this rate by less than 1%.  In the U.S., relatively stable ethylene supply combined with sustained demand levels are projected to result in continued high average operating rates through 2008.  Capacity share figures for Lyondell and its competitors, discussed below, are based on completed production facilities and, where appropriate, include the full capacity of joint venture facilities and certain long-term supply arrangements.

Lyondell competes with other large marketers and producers for sales of ethylene, its co-products and derivatives and acetyls, including Celanese Corporation (“Celanese”), Chevron Phillips Chemical Company LP (“ChevronPhillips”), The Dow Chemical Company (“Dow”), Eastman Chemical Company, Enterprise Products Partners L.P., Exxon Mobil Corporation (“ExxonMobil”), Huntsman Corporation, Ineos, Methanex, Methanol Holdings Trinidad Limited and Shell Chemical Company (“Shell”).  Lyondell’s ethylene rated capacity at December 31, 2007 was approximately 10.8 billion pounds per year, or approximately 14% of total North American ethylene production capacity.  Based on published rated production capacities, Lyondell is the second largest producer of ethylene in North America.  North American ethylene rated capacity at December 31, 2007 was approximately 78 billion pounds per year, with approximately 76% of that North American capacity located along the Gulf Coast.  Lyondell also is the second largest producer of VAM and acetic acid in North America and the fourth largest producer of VAM and acetic acid worldwide, based on 2007 published rated production capacity.

With respect to PO, its co-products and derivatives and TDI, competition is based on a variety of factors, including product quality and price, reliability of supply, technical support, customer service and potential substitute materials.  Profitability is affected by the worldwide level of demand along with price competition, which may intensify due to, among other things, new industry capacity.  From 2008 to 2012, approximately 3.4 billion pounds of new industry PO capacity, or approximately 20% of 2007 global PO capacity (approximately 4% annual average capacity growth), is expected to be added, with approximately half of these additions in the Middle East and China.  During this period, the average annual world demand growth is expected to be approximately 4%.  Demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates.  The PO demand growth rate also could be impacted by further development of alternative bio-based PO derivatives. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors that will affect industry profitability in the future.  Capacity share figures for Lyondell and its competitors, discussed below, are based on completed production facilities and, where appropriate, include the full capacity of joint venture facilities and certain supply arrangements.

Lyondell’s major worldwide competitors for sales of PO are Dow and Shell.  Based on published data regarding PO capacity, Lyondell believes that, including the total capacity of Nihon Oxirane and the U.S. PO Joint Venture, Lyondell is one of the largest producers of PO worldwide, with approximately 21% of the total worldwide capacity for PO.

Lyondell competes with many marketers and producers worldwide for sales of SM, among which are BASF SE, ChevronPhillips, Dow, Ineos-NOVA, Saudi Basic Industries Corp. (“SABIC”), Shell and TOTAL.  Based on published data regarding SM capacity, Lyondell believes that it is one of the largest producers of SM worldwide.

Lyondell competes for sales of TBA and isobutylene with producers in the U.S. and Europe.  Lyondell believes that it is one of the largest producers of isobutylene worldwide.

Index to the Consolidated Financial Statements

Lyondell manufactures TDI through a long-term processing arrangement with Rhodia at the Pont de Claix, France facility.  See “PO Joint Ventures and Other Agreements” above.  Lyondell competes with several marketers and producers for sales of TDI principally in Europe, the Middle East and Africa, including BASF SE and Bayer AG.

Lyondell competes in the fragrance and flavors chemicals businesses primarily on the basis of price, quality, service and on its ability to produce its products to the technical and quality specifications of its customers.  Lyondell works closely with many of its customers in developing products to satisfy the specific requirements of those customers.  Since Lyondell’s supply agreements with customers are typically short-term in duration (up to one year), Lyondell’s fragrance and flavors chemicals businesses are substantially dependent on long-term customer relationships based upon quality, innovation and customer service.  From time to time, a customer may change the formulations of an end-product into which one of Lyondell’s fragrance ingredients is used, which may affect demand for that ingredient.  The major competitors with respect to fragrance and flavors chemicals are BASF SE, Derives Resiniques Et Terpeniques (DRT), DSM, Kuraray Co. LTD and International Flavors & Fragrances Inc.

POLYMERS SEGMENT

Overview

Lyondell’s polymers business segment, conducted through Equistar, produces polyolefins, including polyethylene (high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”)) and polypropylene.  Lyondell’s polymers business is operated as part of the overall LyondellBasell Industries polymers business.

Lyondell produces polymers at seven facilities located in four states in the U.S.  Lyondell’s polymers products are used in consumer and industrial applications ranging from food and beverage packaging to housewares and construction materials.

The following table outlines:

•	the primary products of Lyondell’s polymers segment;
•	annual processing capacity as of December 31, 2007; and
•	the primary uses for those products.

See “Item 2. Properties” for the locations where Lyondell produces the primary products of its polymers segment.

Index to the Consolidated Financial Statements

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

Marketing and Sales

Lyondell manufactures polyethylene using a variety of technologies at five facilities in Texas and at the Morris, Illinois and Clinton, Iowa facilities.  HDPE accounted for less than 10% of Lyondell’s total revenues in 2007, 2006 and 2005.  Polyethylene (HDPE, LDPE and LLDPE collectively) accounted for approximately 10%, 13% and 14% of Lyondell’s total revenues in 2007, 2006 and 2005, respectively.

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

Lyondell manufactures polypropylene at its Morris, Illinois facility.  Polypropylene is sold for various applications in the automotive, housewares and appliance industries.

Index to the Consolidated Financial Statements

Polymers primarily are distributed by railcar or truck.  The vast majority of Lyondell’s polymers products are sold in North America, primarily through Lyondell’s sales organization.  Sales agents are generally engaged to market Lyondell’s polymers products in the rest of the world.  Approximately 9% of Lyondell’s polymers, based on sales dollars, were exported from the United States during 2007, with 61% of those export sales to Mexico, South America and Central America.

No single polymers segment customer accounted for 10% or more of Lyondell’s revenues in 2007.

Raw Materials

The primary raw material for the production of polyethylene is ethylene.  Substantially all of the ethylene used in Lyondell’s polyethylene production is produced internally by the ethylene facilities in Lyondell’s chemicals business segment.  Lyondell’s polyethylene facilities generally can receive their ethylene directly from Lyondell’s ethylene facilities via its pipeline system, pipelines owned by unrelated parties or on-site production.  However, the polyethylene plants at Chocolate Bayou, La Porte and Bayport, Texas are connected by pipeline to unrelated parties and could receive ethylene via exchanges or purchases.

The primary raw material for the production of polypropylene is propylene.  The polypropylene facility at Morris, Illinois receives propylene from Lyondell’s propylene facilities located on-site, as well as unrelated parties.

The raw materials for polymers are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices.  Historically, raw material availability for polymers has not been an issue.  For additional discussion regarding the effects of raw material pricing and supply on recent operating results, see “Item 1A.  Risk Factors—Risks Relating to the Businesses—Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition and Industry Conditions

Competition in the polymers businesses is based on price, product quality, product delivery, reliability of supply, product performance and customer service.  Industry consolidation has led to fewer, although larger, competitors.  Profitability is affected not only by supply and demand for polymers, but also by raw material costs and price competition among producers, which may intensify due to, among other things, the addition of new capacity.  In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates.  It is not possible to accurately predict the changes in raw material costs, market conditions, capacity utilization and other factors that will affect industry profitability in the future.  However, Lyondell expects that global polyethylene capacity additions over the next five years, primarily in the Middle East and Northeast Asia, will exceed the average annual worldwide demand growth by 1% per year.  Over the next five years Lyondell expects that global polypropylene capacity additions will exceed the average annual worldwide demand growth by slightly more than in the case of polyethylene.  Capacity share figures for Lyondell’s facilities and those of its competitors, discussed below, are based on completed production facilities.

Lyondell competes with other large marketers and producers for sales of polymers, including ChevronPhillips, Dow, ExxonMobil, Formosa Plastics Corporation, Ineos, NOVA Chemicals Corporation, TOTAL and Westlake Polymers.  Based on published rated industry capacities, Lyondell is the third largest producer of polyethylene in North America. The rated capacity of Lyondell’s polyethylene units as of December 31, 2007 was approximately 5.8 billion pounds per year, or approximately 14% of total industry capacity in North America.

Index to the Consolidated Financial Statements

FUELS SEGMENT

Overview

Lyondell’s fuels business (other than MTBE, ETBE and alkylate) is conducted through Houston Refining, which owns the refinery discussed below.  Houston Refining became a wholly owned subsidiary of Lyondell on August 16, 2006, as a result of Lyondell’s acquisition of CITGO’s 41.25% interest in Houston Refining.  Equistar produces alkylate and MTBE,  and Lyondell produces MTBE and ETBE.

Lyondell’s refinery (the “Refinery”), which is located on the Houston Ship Channel in Houston, Texas, has a heavy, high sulfur crude oil processing capacity of approximately 268,000 barrels per day on a calendar day basis (normal operating basis), or approximately 280,000 barrels per day on a stream day basis (maximum achievable over a 24 hour period).  The Refinery is a full conversion refinery designed to run heavy (16 to 18 degrees API), high sulfur crude oil.  This crude oil is more viscous and dense than traditional crude oil and contains higher concentrations of sulfur and heavy metals, making it more difficult to refine into gasoline and other high value fuel products, but has historically been less costly to purchase.  Processing heavy, high sulfur crude oil in significant quantities requires a refinery with extensive coking, catalytic cracking, hydrotreating and desulfurization capabilities, i.e., a “complex refinery.”  The Refinery’s complexity enables it to operate in full conversion mode, producing a slate of products that consists primarily of high value, clean products.  The Refinery’s clean products include gasoline (including blendstocks for oxygenate blending), jet fuel and ultra low sulfur diesel.  The Refinery’s products also include heating oil, lube oils (industrial lubricants, white oils and process oils), carbon black oil, refinery-grade propylene, petrochemical feedstocks, sulfur, residual fuel, petroleum coke and aromatics.  The aromatics produced are benzene and toluene.

The fuels segment also produces gasoline blending components such as MTBE, ETBE and alkylate.  MTBE is produced at three facilities located in Texas, and MTBE and ETBE are produced at one facility located in France.  Alkylate is produced at one facility located in Texas.

The following table outlines:

•	the primary products of Lyondell’s fuels segment;
•	annual rated capacity (on a calendar day basis) as of December 31, 2007; and
•	the primary uses for those products.

See “Item 2. Properties” for the locations where Lyondell produces the primary products of its fuels segment.

Index to the Consolidated Financial Statements

The term “annual rated capacity,” as used in this table, is calculated by estimating the average number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix.  Because the rated capacity of a production unit is an estimated amount, the actual production volumes may be more or less than the rated capacity.

Product	Annual Capacity	Primary Uses
Gasoline and components	120,000 barrels per day	Automotive fuel
Ultra Low Sulfur Diesel	95,000 barrels per day	Fuel for diesel cars and trucks
Jet Fuel	25,000 barrels per day	Aviation fuel
Aromatics:
Benzene (a)	10 million gallons per year	Nylon for clothing and consumer items; polystyrene for insulation, packaging and drink cups
Toluene (a)	46 million gallons per year	Gasoline component and chemical raw material for producing benzene
Paraxylene (a)(b)	266 million pounds per year	Polyester fibers for clothing and fabrics, PET soft drink bottles and films for audio and video tapes
Orthoxylene (a)(b)	226 million pounds per year	Plasticizer in products such as rainwear, shower curtains, toys and auto upholstery and an intermediate in paints and fiberglass
Lube Oils	4,000 barrels per day	Automotive and industrial engine and lube oils, railroad engine additives and white oils for food-grade applications
Gasoline Blending Components:
Methyl Tertiary Butyl Ether (MTBE)/ Ethyl Tertiary Butyl Ether (ETBE)	966 million gallons (63,000 barrels/day) (c)	MTBE is a high octane gasoline blending component; ETBE is an alternative gasoline blending component based on agriculturally produced ethanol
Alkylate	337 million gallons	Alkylate is a high octane gasoline blending component
__________

(a)	Produced by the fuels business and marketed by the chemicals business.

(b)	Lyondell ceased production of paraxylene and orthoxylene in January 2008.

(c)
Represents total MTBE capacity.  Lyondell also produces ETBE in France and has the ability to produce ETBE at its Channelview, Texas plant as an alternative to MTBE production.  Although operated as part of the overall LyondellBasell Industries capacity, as a result of the December 20, 2007 subsidiary sale by Lyondell to another subsidiary of LyondellBasell Industries, the capacity excludes 14,000 barrels per day of capacity of the Botlek facility.

Marketing and Sales

No single fuels segment customer accounted for 10% or more of Lyondell’s 2007 revenues.

The Refinery produces gasoline (including blendstocks for oxygenate blending), ultra low sulfur diesel, heating oil, jet fuel, aromatics, lube oils, petrochemical feedstocks and other industrial products.  These products are sold in large commodity markets.  The Refinery evaluates and determines its optimal product output mix, based on spot market prices and conditions.

Gasoline accounted for 13% of Lyondell’s total revenues in 2007 and less than 10% in 2006 and 2005.  Houston Refining has only been a consolidated subsidiary of Lyondell since Lyondell’s August 16, 2006 acquisition of CITGO’s interest in Houston Refining.  Accordingly, none of the individual products of Lyondell’s fuels business produced at the Refinery accounted for 10% or more of Lyondell’s total revenues in 2006 or 2005.  However, gasoline accounted for approximately 37% of Houston Refining’s total revenues in 2006 and 39% in 2005.  Diesel accounted for approximately 30% of Houston Refining’s total revenues in 2006 and 2005.

Index to the Consolidated Financial Statements

Before Lyondell’s August 2006 acquisition of CITGO’s interest in Houston Refining, CITGO was required to purchase and Houston Refining was required to sell at market-based prices 100% of the finished gasoline, jet fuel, heating oil, diesel fuel, coke and sulfur produced at the Refinery.  Lyondell now markets and sells all of these products, which means that Lyondell is subject to the normal risks that it faces when selling commodity products.  See “Item 1A. Risk Factors—Risks Relating to the Businesses—Lyondell sells commodity products in highly competitive global markets and faces significant price pressures.” Benzene and toluene produced by the Refinery are marketed by Lyondell’s chemicals business.  Prior to Lyondell’s acquisition of CITGO’s interest in Houston Refining, CITGO served as the Refinery’s sole agent to market paraxylene and orthoxylene produced by the Refinery.  Lyondell ceased production of paraxylene and orthoxylene in January 2008.

The Refinery’s products primarily are sold in bulk on the U.S. Gulf Coast to other refiners, marketers, distributors and wholesalers, at market-related prices.  Diesel fuel is produced to meet ultra low sulfur specifications for the on-road transportation market.  Most of the Refinery’s products are sold under contracts with a term of one year or less or are sold in the spot market.  The Refinery’s products generally are transported to customers via pipelines and terminals owned and operated by other parties.  Products also are transported via rail cars, barge and truck.  In addition to sales of refined products produced at the Refinery, Lyondell also sells refined products purchased or received on exchange from other parties.  The exchange arrangements help optimize refinery supply operations and lower transportation costs.  To meet market demands, Lyondell also from time to time purchases refined products manufactured by others for resale to Lyondell’s customers.

Before Lyondell’s acquisition of CITGO’s interest in Houston Refining, CITGO also purchased all of the lube oils produced at the Refinery.  In connection with the acquisition, the previous lubricant sales agreement was terminated and replaced with short-term transitional agreements.  Lyondell subsequently entered into new agreements with unrelated parties for the purchase of the lube oils produced at the Refinery at market-related prices.  Lube oils are transported from the Refinery by customers by vessel, barge, rail car and truck.

MTBE, ETBE and alkylate are gasoline blending components.  In North America, Lyondell produces MTBE at three facilities in Texas and produces alkylate at one facility in Texas.  Lyondell also has the ability to produce ETBE at one of the Texas facilities as an alternative to MTBE production.

In Europe, Lyondell produces MTBE and ETBE at a plant in Fos-sur-Mer, France.  On December 20, 2007, in connection with Lyondell’s acquisition by LyondellBasell Industries, Lyondell sold to another subsidiary of LyondellBasell Industries the shares of the Lyondell subsidiary that indirectly owned Lyondell’s facility at Botlek (near Rotterdam), The Netherlands.  The Botlek facility produces MTBE and ETBE.  Although the Botlek facility is no longer owned by Lyondell, it is owned by Lyondell’s parent, LyondellBasell Industries, and is operated as part of the overall LyondellBasell Industries businesses.  The products produced on behalf of LyondellBasell Industries at the Botlek facility are marketed and sold together with those same products produced at facilities owned directly by Lyondell.

MTBE and ETBE are derivatives of TBA, which is a co-product of the PO produced by Lyondell’s chemicals business segment.  Production levels at Lyondell’s PO/TBA co-product production facilities primarily are determined by the demand for Lyondell’s PO and PO derivatives.  Accordingly, the resulting production levels of the TBA derivatives (such as MTBE and ETBE) depend primarily on the demand for PO and PO derivatives and secondarily on the relative market demand for MTBE and ETBE, as well as the operational flexibility of Lyondell’s multiple production facilities in meeting this demand.  Separately, MTBE and alkylate also are produced as derivatives of the ethylene co-products produced by Lyondell’s chemicals business segment.  When necessary, Lyondell purchases MTBE for resale to satisfy customer demand for MTBE above Lyondell’s production levels.  Volumes of MTBE purchased for resale can vary significantly from period to period.  However, purchased volumes have not historically had a significant impact on profitability.

Lyondell sells its MTBE and ETBE production under market-based sales agreements and in the spot market. Lyondell blends its alkylate into gasoline and also sells alkylate under short-term contracts and in the spot market.  MTBE and ETBE together accounted for approximately 11% of Lyondell’s total revenues in 2007, 9% in 2006 and 12% in 2005.  Sales of alkylate accounted for less than 10% of Lyondell’s total revenues in 2007, 2006 and 2005.

Index to the Consolidated Financial Statements

Substantially all refiners and blenders have discontinued the use of MTBE in the U.S., partly as a result of U.S. federal governmental initiatives to increase use of bio-ethanol in gasoline as well as some state legislation to reduce or ban the use of MTBE.  However, MTBE demand for gasoline blending remains strong within the remaining global market.  Accordingly, Lyondell is marketing its MTBE produced in the U.S. for use outside of the U.S.  Lyondell’s U.S.-based and European-based MTBE plants generally have the flexibility to produce either MTBE or ETBE to accommodate market needs.  Lyondell produces ETBE in Europe to address Europe’s growing demand for biofuels.  See “Item 1A.  Risk Factors—Risks Relating to the Businesses—Legislative and other actions have eliminated substantially all U.S. demand for MTBE. Therefore, Lyondell has been selling its U.S.-produced MTBE for use outside of the U.S., and may in the future produce an alternative gasoline blending component, iso-octene, in the U.S., which may be less profitable than MTBE,” “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters” and Note 20 to the Consolidated Financial Statements for additional discussion regarding these U.S. federal and state initiatives and their impact on Lyondell.

Sales of Lyondell’s MTBE, ETBE and alkylate are made by marketing and sales personnel from Lyondell and its affiliates, and through distributors and independent agents located in the Americas, Europe, the Middle East, Africa and the Asia Pacific region.  Lyondell has centralized certain sales and order fulfillment functions in regional customer service centers located in Houston, Texas and Hong Kong, China.  Lyondell also has long-term contracts for distribution and logistics to ensure reliable and efficient supply to its customers.  MTBE, ETBE and alkylate are transported by barge, ocean-going vessel and tank truck.

Raw Materials

Before Lyondell’s August 2006 acquisition of CITGO’s interest in Houston Refining, most of the crude oil used as a raw material for the Refinery was purchased under a crude supply agreement with PDVSA Petróleo, S.A. (“PDVSA Oil”), an affiliate of Petróleos de Venezuela, S.A. (“PDVSA”), the national oil company of Venezuela.  That previous crude supply agreement provided for the purchase and supply of 230,000 barrels per day of heavy, high sulfur crude oil (approximately 86% of the 268,000 barrels per day refining capacity at the Refinery, on a calendar day basis), and incorporated deemed-margin, formula-based pricing, which Lyondell believes reduced the volatility of Houston Refining’s earnings and cash flows over the contract life.  In connection with Lyondell’s acquisition of CITGO’s interest in Houston Refining, the previous crude supply agreement with PDVSA Oil was terminated and replaced with a new crude oil contract.  The new contract provides for the purchase and supply of 230,000 barrels per day of heavy, high sulfur crude oil and extends through 2011 and year to year thereafter. The new crude oil contract incorporates market-based pricing, which is determined using a formula reflecting published market indices.  The new pricing formula is designed to be consistent with published prices for similar grades of crude oil.

There are risks associated with reliance on PDVSA Oil for supplies of crude oil and with enforcing the provisions of contracts with companies such as PDVSA Oil that are non-United States affiliates of a sovereign nation.  For example, from time to time in the past, PDVSA Oil has declared itself in a force majeure situation and subsequently reduced deliveries of crude oil purportedly based on announced OPEC production cuts.  Any modification, breach or termination of the crude oil contract, or any interruption in this source of crude oil, could adversely affect Lyondell.  For additional information regarding these risks, see “Item 1A. Risk Factors—Risks Relating to the Businesses—Lyondell’s crude oil contract with PDVSA Oil is subject to the risk of enforcing contracts against non-U.S. affiliates of a sovereign nation and political, force majeure and other risks.”

Lyondell’s chemicals business converts most of its TBA to isobutylene and sells some of the TBA into the market.  In the fuels segment, the isobutylene from the chemicals segment is reacted with methanol or ethanol to produce MTBE and ETBE.  Methanex is the exclusive supplier of the worldwide methanol raw material requirements for Lyondell (other than for the acetyls portion of its chemicals business segment, acquired in November 2004).  The agreement provides supplies of methanol at cost-based prices through 2009, and Methanex has an option to extend the agreement for an additional period of up to three years.  Lyondell purchases its ethanol requirements for the production of ETBE from regional producers and importers in Europe at market-related prices.  MTBE and alkylate also are produced as derivatives of Lyondell’s ethylene co-products produced by Lyondell’s chemicals business segment.  For further discussion regarding the raw materials requirements for the production of MTBE, ETBE and alkylate, see “Chemicals Segment—Raw Materials.”

Index to the Consolidated Financial Statements

Competition and Industry Conditions

The markets for fuels products tend to be volatile as well as cyclical as a result of changing crude oil and refined product prices. Crude oil prices are impacted by worldwide political events, the economics of exploration and production and refined products demand. Prices and demand for fuels products are influenced by seasonal and short-term factors such as weather and driving patterns, as well as by longer term issues such as the economy, energy conservation and alternative fuels.  Industry fuels products supply is dependent on industry operating capabilities and on long-term refining capacity.  Growth in demand for fuels products without comparable growth in U.S. supply or imports has led to tight fuels products supply conditions in the U.S.

With a capacity of approximately 268,000 barrels per day (on a calendar day basis), Lyondell believes that the Refinery is one of North America’s largest full conversion refineries capable of processing significant quantities of heavy, high sulfur crude oil.

Lyondell competes for the purchase of heavy, high sulfur crude oils based on price and quality.  Although most of Lyondell’s crude oil supplies are secured under long term contract with PDVSA Oil, supply disruptions could impact the availability and pricing for heavy, high sulfur crudes.  Lyondell competes in gasoline and distillate markets as a bulk supplier of fungible products satisfying industry and government specifications.  Competition is based on price and location.

Lyondell’s refining competitors are major integrated oil companies, refineries owned or controlled by foreign governments, and independent domestic refiners.  Based on published data, as of December 31, 2007, there were 149 operable crude oil refineries in the United States, and total domestic refinery capacity was approximately 17.4 million barrels per day.  During 2007, the Refinery processed an average of approximately 261,000 barrels per day of crude oil or approximately 1.5% of all U.S. crude capacity.

Lyondell competes for sales of MTBE and ETBE with independent MTBE producers worldwide and independent ETBE producers in Europe.  The most significant MTBE competitor is SABIC, and the most significant ETBE competitors are SABIC, Neste and Oxeno.  Based in part on published data regarding capacity, Lyondell believes that it is one of the largest marketers and producers of MTBE and ETBE worldwide.  MTBE and ETBE face competition from products such as ethanol and other octane components.  See “Item 1A.  Risk Factors—Risks Relating to the Businesses—Legislative and other actions have eliminated substantially all U.S. demand for MTBE.  Therefore, Lyondell has been selling its U.S.-produced MTBE for use outside of the U.S., and may in the future produce an alternative gasoline blending component, iso-octene, in the U.S., which may be less profitable than MTBE” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.”  Lyondell competes with other refiners and olefins manufacturers for sales of alkylate that Lyondell does not internally blend into gasoline.

Index to the Consolidated Financial Statements

ENVIRONMENTAL CAPITAL EXPENDITURES

Lyondell (together with the industries in which it operates) is subject to extensive national, state and local environmental laws and regulations concerning, and is required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials.  In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures.  In the years ended December 31, 2007, 2006 and 2005, Lyondell (including Houston Refining for 2007 and from August 16, 2006 through December 31, 2006) spent approximately $156 million, $127 million and $82 million, respectively, for environmentally related capital expenditures at existing facilities.  The significant increases in planned and actual capital expenditures in 2007, 2006 and 2005 reflected increased spending on projects related to air emission reductions, low sulfur fuels and wastewater management principally at Lyondell’s Gulf Coast plants.  Under the Clean Air Act, the eight-county Houston/Galveston region was designated a severe non-attainment area for ozone by the Environmental Protection Agency (“EPA”).  Emission reduction controls were installed at Lyondell’s refinery and each of its ten facilities in the Houston/Galveston region to comply with the November 2007 deadline.  Also under the Clean Air Act, the EPA adopted new standards for gasoline that required refiners to produce a low sulfur gasoline by 2006 and ultra low sulfur diesel by the end of 2009.  The Refinery met the 2006 low sulfur gasoline compliance target and complied with a requirement to 80% of on-road diesel fuel as ultra low sulfur diesel by June 2006.  Lyondell currently estimates that environmentally related capital expenditures at its facilities will be approximately $65 million for 2008 and $30 million in 2009.  For additional information regarding environmentally related capital expenditures, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

RESEARCH AND TECHNOLOGY; INTELLECTUAL PROPERTY

Lyondell conducts research and development principally at technology centers in Cincinnati, Ohio and Newtown Square, Pennsylvania.

Lyondell maintains an extensive patent portfolio and continues to file new patent applications in the United States and other countries.  As of December 31, 2007, Lyondell owned approximately 260 United States patents and approximately 735 worldwide patents.  Lyondell owns trademarks and trademark registrations in the United States and in other countries, including the “Lyondell,” “Equistar,” “Millennium” and “Houston Refining” trade names.  While Lyondell believes that its intellectual property provides competitive advantages, Lyondell does not regard its businesses as being materially dependent upon any single patent, trademark or license.

The research and development expenditures for Lyondell were $74 million in the combined Successor and Predecessor periods in 2007, $72 million in 2006 and $70 million in 2005.  In addition, as part of the acquisition of Lyondell by LyondellBasell Industries, $95 million of the purchase price was allocated to in-process research and development (“IPR&D”).  Accordingly, Lyondell’s results of operations for the 2007 Successor period include a charge of $95 million for the value of the IPR&D for the period from December 21 to December 31, 2007.

EMPLOYEE RELATIONS

At December 31, 2007, Lyondell had approximately 7,340 full-time and part-time employees.  Of these employees, approximately 6,860 were located in the United States and Latin America, approximately 410 were located in Europe and approximately 70 were located in Asia.  As of December 31, 2007, approximately 14% of the employees located in the U.S. and approximately 93% of the employees located in Europe were represented by labor unions.  Of the employees located in the U.S. that are represented by labor unions, approximately 58% are covered by a collective bargaining agreement between Houston Refining and the United Steelworkers Union, which expires in January 2009.  In addition to its own employees, Lyondell uses the services of independent contractors in the routine conduct of its businesses and may use the services of LyondellBasell Industries’ employees pursuant to shared services and loaned employee arrangements.  Lyondell believes its relations with its employees are good.

Index to the Consolidated Financial Statements

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

Lyondell purchases large amounts of raw materials and energy for its businesses.  The cost of these raw materials and energy, in the aggregate, represents a substantial portion of its operating expenses.  The costs of raw materials and energy generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical.  Raw material and energy costs remain at high levels, and a weak U.S. dollar adds to the volatility in Lyondell’s raw material costs.  There have been, and will likely continue to be, periods of time when Lyondell is unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on its results of operations.  Customer consolidation also has made it more difficult to pass along cost increases to customers.  Lyondell’s results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs.  Cost increases also may increase working capital needs, which could reduce Lyondell’s liquidity and cash flow.  In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded.  To the extent Lyondell increases its product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on Lyondell’s results of operations.  See “Lyondell sells commodity products in highly competitive global markets and faces significant price pressures” below.

In addition, higher North American and European natural gas prices relative to natural gas cost-advantaged regions, such as the Middle East, have diminished the ability of many chemical producers to compete internationally since natural gas prices affect a significant portion of the industry’s raw materials and energy sources.  This environment has in the past caused, and may in the future cause, a reduction in Lyondell’s exports from North America and Europe, and has in the past reduced, and may in the future reduce, the competitiveness of U.S. and European producers.  It also has in the past increased the competition for product sales within North America and Europe, as production that would otherwise have been sold in other geographic regions was instead offered for sale in these regions, resulting in excess supply and lower margins in North America and Europe, and may do so in the future.

Furthermore, across Lyondell, there are a limited number of suppliers for some of its raw materials and utilities and, in some cases, the number of sources for and availability of raw materials and utilities is specific to the particular geographic region in which a facility is located.  It is also common in the chemical and refining industries for a facility to have a sole, dedicated source for its utilities, such as steam, electricity and gas.  For some of Lyondell products, the facilities and/or distribution channels of raw material suppliers and utilities suppliers and Lyondell form an integrated system.  This is especially true in the U.S. Gulf Coast where the infrastructure of the chemical and refining industries is tightly integrated such that a major disruption of supply of a given commodity or utility can negatively affect numerous participants, including suppliers of other raw materials.  If one or more of Lyondell’s significant raw material or utility suppliers were unable to meet its obligations under present supply arrangements, raw materials become unavailable within the geographic area from which they are now sourced, or supplies are otherwise disrupted, Lyondell’s businesses could suffer reduced supplies or be forced to incur increased costs for their raw materials or utilities, which would have a direct negative impact on plant operations.  For example, Hurricanes Katrina and Rita negatively affected crude oil and natural gas supplies, as well as supplies of some of Lyondell’s other raw materials, contributing to increases in raw material prices during the second half of 2005 and, in some cases, disrupting production.  In addition, hurricane-related disruption of rail and pipeline traffic in the U.S. Gulf Coast area negatively affected shipments of raw materials and product.

Index to the Consolidated Financial Statements

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

The chemical industry experienced tight supply in many product areas and increased demand as the global economy improved during the past several years. As a result, profitability in the industry increased, even in a world of volatile raw material and energy costs. However, it is uncertain whether business conditions will remain positive. The global economic and political environment continues to be uncertain, and a recession or other negative changes could result in a decline in demand and place pressure on Lyondell’s results of operations. In addition, new capacity additions by some participants in the industry, especially those in the Middle East and Asia that began in 2006 and are expected to continue, could lead to another period of oversupply and poor profitability.

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

Index to the Consolidated Financial Statements

Lyondell believes that global events have had an impact on its businesses in recent years and may continue to do so.  In addition, a number of Lyondell’s products are highly dependent on durable goods markets, such as the construction and automotive markets, which also are cyclical and impacted by many of the external factors referenced above.  Many of Lyondell’s products are components of other chemical products that, in turn, are subject to the supply-demand balance of both the chemical and refining industries and general economic conditions.  The volatility and elevated level of prices for crude oil and natural gas have resulted in increased raw material costs, and the impact of the factors cited above and others may once again cause a slowdown in the business cycle, reducing demand and lowering operating rates and, ultimately, reducing profitability.

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

In addition, Lyondell faces increased competition from companies that may have greater financial resources and different cost structures or strategic goals than Lyondell, such as large integrated oil companies (many of which also have chemical businesses), government-owned businesses, and companies that receive subsidies or other government incentives to produce certain products in a specified geographic region.  Increased competition from these companies, especially in Lyondell’s ethylene and refining businesses, could limit Lyondell’s ability to increase product sales prices in response to raw material and other cost increases, or could cause Lyondell to reduce product sales prices to compete effectively, which could reduce Lyondell’s profitability.

Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude.  In addition, Lyondell’s ability to increase product sales prices, and the timing of those increases, are affected by the supply-demand balances for its products, as well as the capacity utilization rates for those products.  Timing differences in pricing between rising raw material costs, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, have reduced and may continue to reduce profitability.  Even in periods during which raw material prices decline, Lyondell may suffer decreasing profits if raw material price reductions occur at a slower rate than decreases in the selling prices of its products.

Further, volatility in costs and pricing can result in commercial disputes with customers and suppliers with respect to interpretations of complex contractual arrangements. Significant adverse resolution of any such disputes also could reduce profitability.

If the Lyondell businesses are not successfully integrated with the historical Basell businesses, unanticipated costs may be incurred and operations may be disrupted.

The process of effectively integrating Basell and Lyondell into one company will require significant managerial and financial resources.  The costs and time required to integrate these businesses into one organization could cause the interruption of, or a loss of momentum in, the activities of any one, or several, of the operations of the constituent entities, including Lyondell.  A failure to successfully integrate Lyondell with Basell’s legacy business operations within the expected time frame could adversely affect Lyondell’s business, financial condition and results of operations.  The acquisition also may expose Lyondell to certain additional risks, including:

•	difficulties arising from LyondellBasell Industries operating a significantly larger and more complex organization and adding Lyondell’s operations to Basell’s legacy operations;

•
difficulties in the assimilation of the assets and operations of the Lyondell businesses with the assets and operations of Basell, especially when the assets are in business segments not shared historically by both companies or involve joint venture partners;

Index to the Consolidated Financial Statements

•	the loss of, or difficulty in attracting, customers, business partners or key employees as a result of uncertainties associated with the acquisition or otherwise;

•	customers and business partners being unwilling to continue doing business with Lyondell on the same or similar terms as a result of the acquisition;

•	challenges associated with the implementation of changes in management in connection with the acquisition and the integration of the combined company management team;

•	difficulties in consolidating the workforces of Lyondell and Basell;

•	the diversion of attention from other business concerns;

•	difficulties arising from coordinating geographically disparate organizations, systems and facilities;

•	difficulties arising from coordinating and consolidating corporate and administrative functions, including integration of internal controls and procedures;

•	unforeseen legal, regulatory, contractual, labor or other issues; and

•	the failure to realize expected profitability or growth.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined.

Lyondell’s crude oil contract with PDVSA Oil is subject to the risk of enforcing contracts against non-U.S. affiliates of a sovereign nation and political, force majeure and other risks.

Lyondell’s crude oil contract with PDVSA Oil, an affiliate of PDVSA, the national oil company of Venezuela, provides for the purchase and supply of 230,000 barrels per day of heavy, high sulfur crude oil (approximately 86% of the refining capacity at the refinery). There are risks associated with reliance on PDVSA Oil for supplies of crude oil and with enforcing the provisions of contracts with companies such as PDVSA Oil that are non-United States affiliates of a sovereign nation.  For example, from time to time in the past, PDVSA Oil has declared itself in a force majeure situation and subsequently reduced deliveries of crude oil purportedly based on announced OPEC production cuts.  All of the crude oil supplied by PDVSA Oil under the crude oil contract is produced in Venezuela, and it is impossible to predict how governmental policies may change under the current or any subsequent Venezuelan government.  In addition, there are risks associated with enforcing judgments of United States courts against entities whose assets are located outside of the United States and whose management does not reside in the United States.  Any modification, breach or termination of the crude oil contract, or any interruption in this source of crude oil, could adversely affect Lyondell, as alternative crude oil supplies with similar margins may not always be available for purchase.

Lyondell’s operations and assets are subject to extensive environmental, health and safety and other laws and regulations, which could result in material costs or liabilities.

Lyondell cannot predict with certainty the extent of future liabilities and costs under environmental, health and safety and other laws and regulations and whether liabilities and costs will be material.  Lyondell also may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at its current or former facilities or chemicals that it manufactures, handles or owns.  In addition, because Lyondell’s products are components of a variety of other end-use products, Lyondell, along with other members of the chemical industry, is inherently subject to potential claims related to those end-use products.  Although claims of the types described above have not historically had a material impact on Lyondell’s operations, a substantial increase in the success of these types of claims could result in the expenditure of a significant amount of cash by Lyondell to pay claims, and could reduce its operating results.

Index to the Consolidated Financial Statements

Lyondell (together with the industries in which it operates) is subject to extensive national, state and local environmental laws and regulations concerning, and is required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials.  Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations.  Some of these laws and regulations are subject to varying and conflicting interpretations.  In addition, some of these laws and regulations require Lyondell to meet specific financial responsibility requirements.  Lyondell cannot accurately predict future developments, such as increasingly strict environmental laws, and inspection and enforcement policies, as well as higher compliance costs, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste.  Some risk of environmental costs and liabilities is inherent in Lyondell’s operations and products, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred.  In general, however, with respect to the costs and risks described above, Lyondell does not expect that it will be affected differently than the rest of the industries where its facilities are located.

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

Lyondell has on-site solid-waste management units at several facilities.  It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities.  Lyondell also has liabilities under the Resource Conservation and Recovery Act and various state and non-U.S. government regulations related to several current and former plant sites.  Lyondell also is responsible for a portion of the remediation of certain off-site waste disposal facilities.  Lyondell is contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986, including the Kalamazoo River Superfund Site discussed below.  Lyondell also has been named as a potentially responsible party at several other sites.  Lyondell’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated.  Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes.  For further discussion regarding Lyondell’s environmental matters and related accruals (including those discussed in this risk factor), and environmentally-related capital expenditures, see also Note 20 to the Consolidated Financial Statements, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters,” “Item 1. Business—Environmental Capital Expenditures” and “Item 3. Legal Proceedings—Environmental Matters.”  If actual expenditures exceed the amounts accrued, that could have an adverse effect on Lyondell’s results of operations and financial position.

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

Index to the Consolidated Financial Statements

In 2000, the Kalamazoo River Study Group (the “KRSG”), of which the Millennium subsidiary and other PRPs are members, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river.  The estimated costs for these remedial options ranged from $0 to $2.5 billion.  Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes.  Management does not believe that any single remedy among those options represented the highest-cost reasonably possible outcome.

In 2004, Lyondell recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs.

At the end of 2001, the U.S. EPA took lead responsibility for the river portion of the site at the request of the State of Michigan.  In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River.  As these discussions have continued, management has obtained new information about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river, and has been able to reasonably estimate anticipated costs for certain other segments of the river, based in part on experience to date with the remedy currently being applied to the one portion of the river.  As a result, Lyondell recognized $47 million during 2007 and $2 million in 2006 for additional estimated probable future remediation costs.

As of December 31, 2007, the probable additional future remediation spending associated with the river cannot be determined with certainty but the amounts accrued are believed to be the current best estimate of future costs, based on information currently available.  At December 31, 2007, the balance of the liability related to the river was $98 million.

In addition Lyondell has recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At December 31, 2007, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedies selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.  Millennium’s ultimate liability for the Kalamazoo River Superfund Site is not affected by the sale of the inorganic chemicals business, which closed on May 15, 2007.

Other regulatory requirements—In addition to the matters described above, Lyondell is subject to other material regulatory requirements that could result in higher operating costs, such as regulatory requirements relating to the security of its facilities, and the transportation, exportation or registration of its products.  Although Lyondell has compliance programs and other processes intended to ensure compliance with all such regulations, Lyondell is subject to the risk that its compliance with such regulations could be challenged.  Non-compliance with certain of these regulations could result in the incurrence of additional costs, penalties or assessments that could be significant.

Index to the Consolidated Financial Statements

Legislative and other actions have eliminated substantially all U.S. demand for MTBE.  Therefore, Lyondell has been selling its U.S.-produced MTBE for use outside of the U.S., and may in the future produce an alternative gasoline blending component, iso-octene, in the U.S., which may be less profitable than MTBE.

Substantially all refiners and blenders have discontinued the use of MTBE in the U.S., partly as a result of U.S. federal governmental initiatives to increase use of bio-ethanol in gasoline as well as some state legislation to reduce or ban the use of MTBE.  Accordingly, Lyondell is marketing its U.S.-produced MTBE for use outside of the U.S.  However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets.  Lyondell’s U.S.-based and European-based MTBE plants generally have the flexibility to produce either MTBE or ETBE to accommodate market needs.  Lyondell produces and sells ETBE in Europe to address Europe’s growing demand for biofuels.  In addition, Lyondell may, in the future, modify equipment at its Channelview, Texas facility to provide Lyondell with the flexibility to produce an alternative gasoline blending component known as iso-octene (also known as “di-isobutylene” or “DIB”) or either MTBE or ETBE at that facility in the future.  Any decision to produce iso-octene will depend on the timing and cost of equipment modifications, and product decisions will continue to be influenced by regulatory and market developments.  The profit contribution related to iso-octene may be lower than that historically realized on MTBE.  In addition, iso-octene is a new product without an established history.

Proceedings related to the alleged exposure to lead-based paints and lead pigments could require Millennium to spend material amounts in litigation and settlement costs and judgments.

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products.  The plaintiffs include individuals and governmental entities, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance.  The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, equitable relief such as abatement of lead-based paint in buildings.  These legal proceedings are in various trial stages and post-dismissal settings, some of which are on appeal.  One legal proceeding relating to lead pigment or paint was tried in 2002.  On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked.  The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.”  The re-trial of this case began on November 1, 2005.  On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings, LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance.  On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages.  On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial.  The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.  On March 16, 2007, the court entered a final judgment on the jury’s verdict.  On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court.  On December 18, 2007, the trial court appointed two special masters to serve as “examiners” and to assist the trial court in the proposed abatement proceedings.

Index to the Consolidated Financial Statements

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

Lyondell owns and operates large-scale facilities, and Lyondell’s operating results are dependent on the continued operation of its various production facilities and the ability to complete construction and maintenance projects on schedule.  Material operating interruptions at Lyondell’s facilities, including, but not limited to, interruptions caused by the events described below, may materially reduce the productivity and profitability of a particular manufacturing facility, or Lyondell as a whole, during and after the period of such operational difficulties.

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

Index to the Consolidated Financial Statements

•	labor shortages or other labor difficulties;

•	transportation interruptions;

•	remediation complications;

•	chemical spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist acts.

Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations, the shutdown of affected facilities and the imposition of civil or criminal penalties.  Furthermore, Lyondell also will continue to be subject to present and future claims with respect to workplace exposure, exposure of contractors on its premises as well as other persons located nearby, workers’ compensation and other matters.

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

Index to the Consolidated Financial Statements

Conflicts of interest between Lyondell and its owner, LyondellBasell Industries, could be resolved in a manner that may be perceived to be adverse to Lyondell.

Lyondell is an indirect wholly owned subsidiary of LyondellBasell Industries.  All executive officers of Lyondell and all members of Lyondell’s Board of Directors also serve as officers of LyondellBasell Industries.  Conflicts of interest may arise between LyondellBasell Industries and Lyondell when decisions arise that could have different implications for LyondellBasell Industries and Lyondell, and conflicts of interest could be resolved in a manner that may be perceived to be adverse to Lyondell.

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

Risks Relating to Debt

Lyondell’s consolidated balance sheet is highly levered and its available cash, access to additional capital and business and future prospects could be limited by its significant amount of debt and other financial obligations and the current weak condition of the capital markets.

Lyondell's consolidated balance sheet is highly levered.  At December 31, 2007, Lyondell had $18.5 billion of consolidated debt, including $7.2 billion owed to related parties, the current portion of long-term debt and $834 million of debt for which Lyondell is not the primary obligor.  This debt represented 98% of Lyondell’s consolidated capitalization.  Also at that date, Lyondell had guaranteed $9.1 billion, $8.0 billion of which is reflected on our balance sheet, comprising the $7.2 billion owed to related parties and $834 million for which Lyondell is not the primary obligor; and €1.8 billion and $1.1 billion of debt of related parties and had $1 billion outstanding under the Accounts Receivable Securitization Facility.  Substantially all of the indebtedness to third parties owed or guaranteed by Lyondell is secured by assets of Lyondell pledged as collateral.  In addition, Lyondell has contractual commitments and ongoing pension and post-retirement benefit obligations that will require cash contributions in 2008 and beyond as described in “—Contractual and Other Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Index to the Consolidated Financial Statements

Lyondell’s level of debt and other obligations could have significant adverse consequences on its business and its future prospects, including that it could:

•
make Lyondell more vulnerable to a downturn in its businesses, its industry or the economy in general as a significant percentage of its cash flow from operations is required to make payments on its indebtedness, making it more difficult to react to changes in its business and in market or industry conditions;

•
require Lyondell to dedicate a substantial portion of its future cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the availability of its cash flow to grow its business and to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•
constrain its ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, on satisfactory terms or at all, especially given the current weak environment in the capital markets;

•	make it more difficult for it to satisfy its financial obligations;

•	place it at a competitive disadvantage as compared to competitors that have less debt and lower debt service requirements; and

•	make it more vulnerable to increases in interest rates since part of its indebtedness is, and any future debt may be, subject to variable interest rates.

For a discussion regarding Lyondell’s ability to pay or refinance its debt, see the “—Liquidity and Capital Resources” section under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The substantial level of indebtedness and other financial obligations of Lyondell, as well of LyondellBasell Industries generally, also increases the possibility that LCC, or another borrower whose obligations are guaranteed by LCC, may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of its indebtedness and other financial obligations.  If LCC, or another borrower for which LCC or one of its subsidiaries is a guarantor, were unable to pay principal and interest on debt, a default would exist under the terms of that debt instrument, which could have significant adverse consequences for Lyondell.  See “Failure to comply with debt covenants or to pay principal and interest when due could result in an acceleration of debt.”

Lyondell requires a significant amount of cash to service its indebtedness, and its ability to generate cash depends on many factors beyond its control and on the performance of its subsidiaries and their ability to make distributions to it.

The ability of Lyondell to make payments on and refinance its indebtedness depends on its ability to generate cash from its directly held businesses and on the performance of its subsidiaries and their ability to make distributions.  Because a substantial portion of Lyondell’s operations are conducted by its subsidiaries, its cash flow and ability to repay debt are dependent in part upon cash dividends and distributions or other transfers from its subsidiaries.  Lyondell’s subsidiaries are separate and distinct legal entities.  Payment of dividends and distributions by its subsidiaries to Lyondell may be subject to restrictions under applicable law.

Index to the Consolidated Financial Statements

The businesses of Lyondell and its subsidiaries may not generate sufficient cash flow from operations to meet debt service obligations, future borrowings may not be available under current or future credit facilities in an amount sufficient to enable Lyondell to pay its indebtedness at or before maturity and it may not be able to refinance its indebtedness on reasonable terms, if at all.  Factors beyond the control of Lyondell and its subsidiaries affect their economic performance and accordingly Lyondell’s ability to make these payments and refinancings.  These factors are discussed elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section.

Further, the ability of Lyondell and its subsidiaries to fund capital expenditures and working capital may depend on the availability of funds under lines of credit and other liquidity facilities.  If, in the future, sufficient cash is not generated from operations to meet debt service obligations and funds are not available under lines of credit or other liquidity facilities, Lyondell and its subsidiaries may need to reduce or delay non-essential expenditures, such as capital expenditures and research and development efforts.  In addition, they may need to refinance debt, obtain additional financing or sell assets, which they may not be able to do on reasonable terms, if at all.

Although Lyondell is highly leveraged, its parent may cause it to pay dividends for the benefit of the parent and its affiliates.  The debt agreements to which Lyondell is subject do not restrict its ability to pay dividends unless its availability under the Asset-Based Facilities falls below a specified threshold.  Cash used to pay dividends would not be available to pay principal of or interest on Lyondell's debt, to make capital expenditures or for other uses in its business.

Lyondell’s variable rate obligations subject it to interest rate risk and in addition interest rates under the Interim Loan are subject to increase for other reasons, which could cause its debt service obligations to increase significantly.

As of December 31, 2007, LCC’s variable rate borrowings under the Senior Secured Credit Facilities, the Interim Loan and debt for which Lyondell is not the primary obligor totaled approximately $19,544 million.  Although Lyondell and its co-obligors may have interest rate hedge arrangements in effect from time to time, its interest expense could increase if interest rates increase, because its variable rate obligations may not be fully hedged and they bear interest at floating rates, generally equal to adjusted EURIBOR and LIBOR plus an applicable margin or, in the case of the Senior Secured Credit Facilities, may instead bear interest at the alternate base rate plus an applicable margin.  Additionally, the Asset-Based Facilities, consisting of the Accounts Receivable Securitization Facility and the Inventory-Based Credit Facility, bear interest at floating rates.  In addition, the applicable margin under the Interim Loan (and under any Extended Loan into which it may be converted) will increase by an additional 0.50% on June 18, 2008 and at the end of each three-month period thereafter.  The applicable margin under the Interim Loan (and any such Extended Loan) also is subject to change based on the ratings assigned to indebtedness of LyondellBasell Industries.  A 0.50% increase in the interest rate on variable rate obligations would cost Lyondell approximately $98 million per year in incremental interest expense.

Despite current indebtedness levels, Lyondell and its subsidiaries may still be able to incur or guarantee substantially more debt.  This could increase the risks associated with its substantial level of financial obligations.

Lyondell and its subsidiaries may be able to incur or guarantee substantial additional indebtedness in the future.  Although its debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.  Among other things, Lyondell may incur additional obligations to the extent there is available capacity under the revolving credit facility portion of the Senior Secured Credit Facilities or under the Asset-Based Facilities.  See “—Liquidity and Capital Resources” section under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If Lyondell and its subsidiaries incur or guarantee additional financial obligations above the existing levels, the risks associated with its substantial level of financial obligations would increase.

Index to the Consolidated Financial Statements

The terms of the Senior Secured Credit Facilities, the Interim Loan, the Basell Notes due 2015, and the Asset Based Facilities may restrict Lyondell’s current and future operations, particularly its ability to respond to changes or to take certain actions.

The Senior Secured Credit Facilities, Interim Loan, Basell Notes due 2015 and Asset-Based Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on Lyondell, as well as on LyondellBasell Industries, and may limit Lyondell’s ability to engage in acts that may be in its long-term best interests.  These include covenants restricting, among other things, Lyondell’s ability to: incur, assume or permit to exist indebtedness or guarantees; incur, assume or permit to exist liens; make loans and investments; engage in mergers, acquisitions, and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of certain indebtedness, and other material agreements; make dispositions of assets; engage in transactions with affiliates; enter into or permit to exist contractual obligations limiting its ability to make distributions or to incur or permit to exist liens; and alter the conduct of business.  In addition, the Senior Secured Credit Facilities and Asset-Backed Facilities contain covenants that limit the level of capital expenditures per year.  The Senior Secured Credit Facilities also require the maintenance by LyondellBasell Industries of specified financial ratios: (1) a maximum First Lien Senior Secured Leverage Ratio (as defined) of 3.75:1.0 on a consolidated basis; and (2) a minimum Consolidated Debt Service Ratio (as defined) of 1.1:1.0 on a consolidated basis.  The Asset-Based Facilities require that total excess availability under the Asset-Based Facilities may not be less than $100 million for two or more consecutive business days.  The Asset-Based Facilities also provide that if for any period of four consecutive fiscal quarters the Fixed Charge Coverage Ratio (as defined) of LyondellBasell Industries, on a consolidated basis, is less than 1.10:1.0, then during the next quarter, total excess availability may not be less than $200 million for five consecutive business days or more, unless, on each such day, total excess availability is at least $150 million and total collateral availability is at least $275 million.  The proceeds of loans under the Inventory-Based Credit Facility may not be used to make certain dividends or distributions by LCC in the event that the daily average total excess availability fails to exceed $225 million on any of the five consecutive business days prior to the date of the dividend or distribution.  The ability to meet those financial ratios and other requirements can be affected by events beyond the control of Lyondell and, over time, these covenants may not be satisfied.

Failure to comply with covenants or to pay principal and interest when due could result in an acceleration of debt.

A breach by LCC or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Senior Secured Credit Facilities, Interim Loan, Asset Based Facilities or other indebtedness of LCC or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross-default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facilities and the Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the Accounts Receivable Securitization Facility may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Credit Facilities and the Interim Loan and the counterparties under the Asset-Based Inventory Facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes Lyondell’s available cash.  In certain situations to avoid a potential default, LCC may be required to make mandatory prepayments under related party loans.  If the obligations under the Senior Secured Credit Facilities, the Interim Loan, the Asset Based Facilities or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result LCC or one or more of its subsidiaries could be forced into bankruptcy or liquidation.  In addition, if Lyondell were unable generally to pay its debts as they become due, PDVSA Oil would have the right to terminate its crude oil contract with Lyondell’s subsidiary Houston Refining.  See “Lyondell’s crude oil contract with PDVSA Oil is subject to the risk of enforcing contracts against non-U.S. affiliates of a sovereign nation and political, force majeure and other risks.”

Index to the Consolidated Financial Statements

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes.  Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate.  While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Lyondell’s control.  Lyondell’s actual results (including the results of its joint ventures) could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

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

•	current and potential governmental regulatory actions in the U.S. and in other countries,
•	terrorist acts and international political unrest,
•	competitive products and pricing pressures,
•	Lyondell’s ability to implement its business strategies, including integration within LyondellBasell Industries,
•	risks of doing business outside the U.S., including foreign currency fluctuations,
•	Lyondell’s ability to service its substantial indebtedness,
•	available cash and access to capital markets, and
•	technological developments.

Any of these factors, or a combination of these factors, could materially affect Lyondell’s future results of operations (including those of its joint ventures) and the ultimate accuracy of the forward-looking statements.  These forward-looking statements are not guarantees of future performance, and Lyondell’s actual results (including those of its joint ventures) and future developments may differ materially from those projected in the forward-looking statements.  Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.  See “Item 1.  Business,” “Item 1A.  Risk Factors,” “Item 3. Legal Proceedings,” “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A.  Disclosure of Market Risk” for additional information about factors that may affect Lyondell’s businesses and operating results (including those of its joint ventures).  These factors are not necessarily all of the important factors that could affect Lyondell and its joint ventures.  Use caution and common sense when considering these forward-looking statements.  Lyondell does not intend to update these statements unless securities laws require it to do so.

In addition, this report contains summaries of contracts and other documents.  These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

Index to the Consolidated Financial Statements

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

As a result of Lyondell’s acquisition by LyondellBasell Industries AF S.C.A., Lyondell’s assets and liabilities were revalued to reflect the values assigned in accounting for the purchase of Lyondell.  To recognize the application of a different basis of accounting following the acquisition, the consolidated financial statements present separately the periods prior to the acquisition (“Predecessor”) and the 11-day period after the acquisition (“Successor”).  For purposes of presenting Management’s Discussion and Analysis of Financial Condition and the Results of Operations, management believes that combining the 2007 Successor and Predecessor periods results in a more meaningful comparison of 2007 and 2006 results of operations and cash flows.  Where appropriate, such as the impact of the step up to fair value on depreciation and amortization expense and the impact of acquisition-related debt on interest expense, the purchase accounting effects are addressed.  A discussion of the 11-day Successor period results and cash flows is also presented.

As a result of Lyondell’s acquisition of 100% of Houston Refining, Lyondell sometimes uses throughput margin per barrel information for the fuels segment.  Throughput margin per barrel is a statistic that is commonly reported by independent refiners, and management believes that it provides useful information to help investors, financial analysts and the public analyze and evaluate fuels segment performance compared to other refiners and to industry benchmarks.  Lyondell’s presentation of throughput margins for the fuels segment should not be considered as an alternative to GAAP measures such as fuels segment revenues and operating income.

Index to the Consolidated Financial Statements

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

Item 2.  Properties

Principal Manufacturing Facilities

The principal manufacturing facilities are set forth below, and are identified by the principal segment or segments using the facility.  The facilities are wholly owned, except as otherwise noted below.

Location	Segment	Principal Products
Bayport (Pasadena), Texas (a)*	Chemicals	PO, PG, PGE, TBA and isobutylene

Bayport (Pasadena), Texas †*	Chemicals	EO, EG and other EO Derivatives

Bayport (Pasadena), Texas (b)†	Polymers	LDPE

Beaumont, Texas (c)†	Chemicals	EG

Brunswick, Georgia	Chemicals	Fragrance and Flavors Chemicals

Channelview, Texas (d)†*	Chemicals	Ethylene, Propylene, Butadiene, Benzene and Toluene
	Fuels	Alkylate and MTBE

Channelview, Texas (a)(e)†*	Chemicals	PO, BDO, SM and isobutylene
	Fuels	MTBE

Chiba, Japan (f)	Chemicals	PO, PG and SM

Chocolate Bayou, Texas (g)(h)†	Chemicals	Ethylene, Propylene, Butadiene, Benzene and Toluene
	Fuels	MTBE

Chocolate Bayou, Texas (g) †*	Polymers	HDPE

Clinton, Iowa †*	Chemicals	Ethylene and Propylene
	Polymers	LDPE and HDPE

Corpus Christi, Texas †*	Chemicals	Ethylene, Propylene, Butadiene and Benzene

Fairport Harbor, Ohio *	Polymers	Performance Polymers

Fos-sur-Mer, France (h)	Chemicals	PO, PG and TBA
	Fuels	MTBE and ETBE

Houston, Texas*	Fuels	Gasoline, Diesel, Jet Fuel, Benzene, Toluene and Lube Oils

Jacksonville, Florida	Chemicals	Fragrance and Flavors Chemicals

Index to the Consolidated Financial Statements

Location	Segment	Principal Products
La Porte, Texas †*	Chemicals	Ethylene and Propylene
	Polymers	LDPE and LLDPE

La Porte, Texas †	Chemicals	VAM and Acetic Acid

La Porte, Texas (i)	Chemicals	Methanol

Lake Charles, Louisiana (j)	Chemicals	Ethylene and Propylene

Matagorda, Texas †*	Polymers	HDPE

Morris, Illinois †*	Chemicals	Ethylene and Propylene
	Polymers	LDPE, LLDPE and Polypropylene

Newark, New Jersey	Chemicals	Denatured Alcohol

Pont de Claix, France (k)	Chemicals	TDI

Tuscola, Illinois †	Chemicals	Ethanol

Victoria, Texas (h)†*	Polymers	HDPE
__________

†	Facilities which received the OSHA Star Certification, which is the highest safety designation issued by the U.S. Department of Labor.
*	The facility, or portions of the facility, as applicable, owned by Lyondell are mortgaged as collateral for Lyondell’s credit facility.
(a)	The Bayport PO/TBA plants and the Channelview PO/SM I plant are held by the U.S. PO Joint Venture between Bayer and Lyondell.
(b)	The facility is located on leased land. The facility is operated by an unrelated party.
(c)	The Beaumont facility is owned by PD Glycol, a partnership owned 50% by an unrelated party. The facility is located on leased land.
(d)
The Channelview facility has two ethylene processing units.  An unrelated party owns an idled facility at the site on land leased from Lyondell.  Lyondell also operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by an unrelated party and are located on property leased from Lyondell within the Channelview facility.

(e)	Unrelated equity investors hold a minority interest in the PO/SM II plant at the Channelview facility.
(f)	The PO/SM plant and the PG plant located in Chiba, Japan are owned by Nihon Oxirane, a joint venture owned 60% by an unrelated party.
(g)	Millennium and Occidental each contributed a facility located at the Chocolate Bayou site. These facilities are not on contiguous property.
(h)	The facility is located on leased land.
(i)	The facility is owned by La Porte Methanol Company, a partnership owned 15% by an unrelated party.
(j)
The Lake Charles ethylene and co-products facility has been idled since the first quarter of 2001.  Although Lyondell retains the physical ability to restart or sell that facility, in the third quarter of 2006 Lyondell determined that it had no expectation of resuming production at that facility.  The facility and land are leased from Occidental under a lease that expires in May 2009.

(k)	The plant is located on land leased by an unrelated party that operates the plant on behalf of Lyondell. Certain assets are owned by the unrelated party.

Index to the Consolidated Financial Statements

Other Locations and Properties

Lyondell leases its executive offices in downtown Houston, Texas.  Lyondell also maintains leased research facilities in Newtown Square, Pennsylvania.  Lyondell’s Asia Pacific headquarters are located in leased facilities in Hong Kong.  Lyondell also leases various sales facilities.

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

Index to the Consolidated Financial Statements

Lyondell—Two shareholder lawsuits styled as class actions have been filed against LCC and its directors.  The lawsuits are entitled Plumbers and Pipefitters Local 51 Pension Fund, On Behalf of Itself and Others Similarly Situated v. Lyondell Chemical Company, et al. (filed July 23, 2007 in the District Court of Harris County, Texas) and Walter E. Ryan Jr., Individually and on Behalf of All Other Similarly Situated v. Lyondell Chemical Company, et al. (filed August 20, 2007 in the Court of Chancery of the State of Delaware).  The Ryan case also named as defendants Basell and its subsidiary that merged with and into Lyondell on December 20, 2007 (“Merger Sub”).  On August 29, 2007, the Plumbers petition was amended to add as defendants Basell and Merger Sub.  The complaints generally allege that (1) LCC’s board of directors breached their fiduciary duties in negotiating and approving the merger and by administering an unfair sale process that failed to maximize shareholder value, and engaged in self dealing by obtaining unspecified personal benefits in connection with the merger not shared equally by other shareholders; and (2) LCC, Basell and Merger Sub aided and abetted the LCC board of directors in breaching their fiduciary duties.  In addition, the complaints allege that LCC and its board of directors failed to disclose in the preliminary proxy statement certain information regarding the merger and the process leading up to the merger.  The plaintiffs in these lawsuits sought to enjoin the merger.  In the Texas case, a hearing was held on November 9, 2007 on a motion filed by plaintiff for a preliminary injunction against the merger and the taking of the shareholder vote.  On November 13, 2007, the judge in the Texas case denied the plaintiff’s motion for preliminary injunction.  On February 1, 2008, the judge granted a plea to the jurisdiction and dismissed the case; the deadline for plaintiff to appeal this decision expired March 3, 2008.  In the Delaware case, a hearing was held on November 26, 2007 on motions filed by defendants for summary judgment and for certification of the plaintiff class.  The court granted the motion for certification and has not yet ruled on the other motion.  The merger was consummated on December 20, 2007.  Plaintiffs seek rescission of the merger, a constructive trust upon any benefits improperly received by any of the defendants, other unspecified equitable relief, and an award of attorneys’ fees and costs.  LCC believes that the lawsuits are without merit and that it has valid defenses to all claims and will vigorously defend this litigation.

On April 12, 2005, BASF Corporation (“BASF”) filed a lawsuit against LCC in the Superior Court of New Jersey, Morris County asserting various claims relating to alleged breaches of a propylene oxide sales contract and seeking damages in excess of $100 million.  LCC denies it breached the contract.  LCC believes the maximum refund due to BASF is $22.5 million on such propylene oxide sales and has paid such amount to BASF.  On August 13, 2007, the jury returned a verdict in favor of BASF in the amount of approximately $170 million (which includes the above $22.5 million).  On October 3, 2007, the judge determined that prejudgment interest on the verdict would be $36 million.  LCC is appealing this verdict and has posted a bond, which is collateralized by a $200 million letter of credit.  LCC does not expect the verdict to result in any material adverse effect on its business, financial position, liquidity or results of operations.

Beginning November 2004, several lawsuits styled as class actions on behalf of U.S. purchasers were filed in federal court against LCC and certain other chemical companies alleging violations of U.S. antitrust law in connection with the manufacture and sale of polyether polyols, methylene diphenyl diisocyanate (“MDI”) and toluene diisocyanate (“TDI”), and seeking treble damages in an unspecified amount.  The lawsuits have been consolidated by the Judicial Panel for Multidistrict Litigation in the United States District Court for the District of Kansas.  In addition, in May 2006, two lawsuits styled as class actions were filed in the Ontario Superior Court of Justice, London, Ontario, Canada and the Superior Court, Province of Quebec, District of Quebec, Canada, both alleging claims and seeking relief similar to that in the Multidistrict Litigation.  In June 2007, LCC was named as an additional defendant in a case previously filed in the Superior Court for the State of California, County of San Francisco, on behalf of indirect purchasers of polyether polyols, MDI and TDI and other products alleging claims and seeking relief similar to that in the Multidistrict Litigation.  The case has been stayed pending further order of the California court. LCC believes that it has valid defenses to all claims.  Also, LCC received a document subpoena dated February 15, 2006 from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) regarding the manufacture and sale of the above products.  LCC cooperated with the DOJ in connection with the subpoena and, on December 10, 2007, the DOJ notified LCC that it had closed the grand jury investigation of possible antitrust violations by manufacturers of TDI, MDI and polyether polyols.  At this time, LCC believes it has not violated any antitrust laws.  LCC does not expect the resolution of these matters to result in any material adverse effect on its business, financial position, liquidity or results of operations.

Index to the Consolidated Financial Statements

Millennium—In 2004, Lyondell’s Millennium subsidiary received requests from the staff of the Northeast Regional Office of the Securities and Exchange Commission for the voluntary production of documents in connection with an informal inquiry into the previously disclosed restatement of Millennium’s financial statements for the years 1998 through 2002 and for the first quarter of 2003.  Millennium has complied with all such requests received.  On November 26, 2007, Millennium was notified that the Securities and Exchange Commission had completed its investigation and did not intend to recommend any enforcement action.

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

Millennium’s defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance.  Millennium has not accrued any liabilities for any lead-based paint and lead pigment litigation.  Millennium has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation.  Millennium’s ability to collect under the indemnity coverage would depend upon, among other things, the resolution of certain potential coverage defenses that the insurers are likely to assert and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request.  As a result of insurance coverage litigation initiated by Millennium, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases.  Indemnity coverage was not at issue in the Ohio court’s decision.  On February 23, 2006, certain Lloyd’s, London insurance underwriters filed a declaratory judgment action in the Supreme Court of the State of New York (trial court) against several of their policyholders, including Millennium, contesting their responsibility to provide insurance coverage for all of the lead-based paint and lead pigment cases, including the Rhode Island case discussed below.  On March 7, 2006, Millennium filed an amended complaint in the Ohio case referenced above that revived its Ohio state court litigation, seeking, among other relief, a declaratory judgment as to the responsibility of all of its insurance carriers for any judgments or settlements in connection with any lead-based paint and lead pigment litigation involving Millennium.  On April 26, 2006, the judge in the Ohio case granted Millennium’s motion to amend the complaint to include all insurance carriers.  On March 14, 2006, Millennium filed a motion to dismiss the New York case in favor of the pre-existing Ohio action, and on August 8, 2006, the Supreme Court of the State of New York dismissed the declaratory judgment action as to all carriers except those that asserted cross claims against Millennium, which cross claims were stayed.  On or about October 5, 2006, Lloyd’s, London filed a notice of appeal of the New York trial court’s decision.  This appeal was heard by the New York Supreme Court Appellate Division on October 3, 2007.  On October 25, 2007, the Appellate Division upheld the trial court’s dismissal of Lloyd’s, London’s declaratory judgment action.  In addition to the declaratory judgment action initiated by certain Lloyd’s, London underwriters, certain excess carriers filed cross-claims in New York seeking similar declaratory relief.  These claims were initially stayed and were subsequently dismissed on September 18, 2007.  On December 28, 2007, some, but not all, of these excess carriers filed a notice of appeal of the trial court’s dismissal.  The insurance carriers have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or a final, non-appealable adverse judgment in any lead-based paint or lead pigment case.

Index to the Consolidated Financial Statements

After owning the Glidden Paints business for six months, in 1986, a predecessor of a current subsidiary of Millennium sold, through a stock sale, its Glidden Paints business.  As part of that sale, the seller and purchaser agreed to provide indemnification to each other against certain claims made during the first eight years after the sale, and the purchaser agreed to fully indemnify the seller against such claims made after the eight-year period.  With the exception of two cases described below, all pending lead-based paint and lead pigment litigation involving Millennium, including the Rhode Island case, were filed after the eight-year period.  Accordingly, Millennium believes that it is entitled to full indemnification from the purchaser against lead-based paint and lead pigment cases filed after the eight-year period.  The purchaser disputes that it has such an indemnification obligation, and claims that the seller must indemnify it. As Millennium has not paid either a settlement or any judgment, its indemnification claims have not been finally resolved.  The only two remaining cases originally filed within the eight-year period following the 1986 sale of the Glidden Paints business include as parties a current Millennium subsidiary and an alleged predecessor company.  One case filed by the New York City Housing Authority remains inactive.  The other matter is a personal injury case in Ohio.  On January 25, 2007, the Ohio Court of Appeals affirmed summary judgment in favor of Millennium and its co-defendants and, on June 20, 2007, the Ohio Supreme Court declined to hear plaintiff’s appeal.

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

Since the beginning of 2007, 29 cases have been dismissed either voluntarily, upon defendants’ motion, or tried to a jury verdict favorable to defendants, including Millennium.  Millennium currently remains named a defendant in 26 cases arising from Glidden’s manufacture of lead pigments.  These cases are in various stages of the litigation process.  Of the 26 cases, most seek damages for personal injury and are brought by individuals, and four of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in three states (California, Ohio and Rhode Island).

On October 29, 2002, after a trial in which the jury deadlocked, the court in State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial.  The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.”  The new trial in this case began on November 1, 2005.  On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance.  On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages.  On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial.  The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy. On March 16, 2007, the court entered a final judgment on the jury’s verdict.  On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court.  On December 18, 2007, the trial court appointed two special masters to serve as “examiners” and to assist the trial court in the proposed abatement proceedings.

Index to the Consolidated Financial Statements

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

Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $207 million as of December 31, 2007.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.  The liabilities for individual sites range from less than $1 million to $145 million.  The $145 million liability relates to the Kalamazoo River Superfund Site.  For additional information regarding environmental matters, including the liability related to the Kalamazoo River Superfund Site, see “Item 1A. Risk Factors—Risks Relating to the Businesses—Lyondell’s  operations and assets are subject to extensive environmental, health and safety and other laws and regulations, which could result in material costs or liabilities,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” and Note 20 to the Consolidated Financial Statements.

In December 2006, the State of Texas filed a lawsuit in the District Court, Travis County, Texas, against Equistar and its owners, Lyondell and Millennium, alleging past violations of various environmental regulatory requirements at Equistar’s Channelview, Chocolate Bayou and La Porte, Texas facilities and Millennium’s La Porte, Texas facility, and seeking an unspecified amount of damages.  The previously disclosed Texas Commission on Environmental Quality (“TCEQ”) notifications alleging noncompliance of emissions monitoring requirements at Equistar’s Channelview facility and Millennium’s La Porte facility and seeking civil penalties of $167,000 and $179,520, respectively, have been included as part of this lawsuit.  Lyondell does not believe that the ultimate resolution of this matter will have a material adverse effect on the business, financial position, liquidity or results of operations of Lyondell.

Equistar—In May 2007, the TCEQ notified Equistar that it is seeking a civil penalty of $160,843 in connection with alleged noncompliance during 2002, 2005 and 2006 with various air pollution regulations at the Channelview facility and that it is seeking a civil penalty of $153,330 in connection with alleged noncompliance during 2005 and 2006 with various air pollution regulations at the Channelview facility.  These matters were later combined with a similar smaller matter at Channelview and resolved in December 2007 for a penalty of $182,316.

In October 2007, the TCEQ notified Equistar that it is seeking a penalty of $129,400 in connection with alleged exceedances of permitted emissions at Equistar’s Chocolate Bayou plant.  In December 2007, the penalty was reduced to $126,400 in resolution of this matter.

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

Index to the Consolidated Financial Statements

Houston Refining—In May 2007, the TCEQ notified Houston Refining that it is seeking a civil penalty of $892,700 in connection with alleged noncompliance with various provisions of the Texas Clean Air Act during 2006 and 2005.  The TCEQ subsequently reduced the proposed penalty to $484,040.  Houston Refining does not believe that the ultimate resolution of the matter will have a material adverse effect on the business, financial position, liquidity or results of operation of Houston Refining.

Indemnification

Lyondell and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures.  For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering and in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc.  Pursuant to these arrangements, Lyondell and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions.  These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation.  As of December 31, 2007, Lyondell has not accrued any significant amounts for such indemnification obligations, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell.  Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

Item 4.  Submission of Matters to a Vote of Security Holders

Lyondell held a special meeting of its shareholders on November 20, 2007.  At the special shareholder meeting, each of the following proposals was approved by Lyondell’s shareholders:

1.	Approve and adopt the Agreement and Plan of Merger, dated as of July 16, 2007, among Basell, BIL Acquisition Holdings Limited and Lyondell, as such agreement may be amended from time to time; and

2.	Adjourn the special meeting, if necessary, to solicit additional proxies if there are insufficient votes at the time of the special meeting to approve and adopt the merger agreement.

The votes, as tabulated by the independent inspector of elections, were as follows:

1. Approval and Adoption of Merger Agreement:
For:	166,895,281
Against:	747,927
Abstain:	365,305
Broker Non-Votes:	0

2. Adjournment Proposal:
For:	156,544,739
Against:	11,049,706
Abstain:	414,068
Broker Non-Votes:	0

Index to the Consolidated Financial Statements

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Lyondell does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.  There is no established public trading market for the common stock of Lyondell.  As a result of LyondellBasell Industries’ acquisition of Lyondell on December 20, 2007, Lyondell is an indirect wholly owned subsidiary of LyondellBasell Industries.

Dividend Policy

Prior to Lyondell’s acquisition by LyondellBasell Industries, Lyondell paid $0.225 per share quarterly cash dividends on its shares of common stock (which were paid after the end of the quarter to which they related).  During 2007 and 2006, Lyondell paid $229 million and $223 million, respectively, in cash dividends on its common stock.

LCC is party to debt agreements that contain restrictions that provide that it may not pay dividends unless (1) the daily average Total Excess Availability (as defined in the Asset-Based Inventory Facility credit agreement) exceeds $225 million on each business day during the five consecutive business days immediately preceding the date of such dividend payment and (2) on the date of such dividend payment, no default shall have occurred and be continuing.  Furthermore, pursuant to a settlement agreement entered into with the Pension Benefit Guaranty Corporation in 1998, LCC may not pay extraordinary dividends (as defined by regulations under the Employee Retirement Income Security Act of 1974, as amended) without providing a letter of credit meeting certain specified requirements.  In February 2002, LCC provided a letter of credit meeting these requirements.

Issuer Purchases of Equity Securities

Lyondell did not repurchase any shares of its common stock during the fourth quarter of 2007.

Index to the Consolidated Financial Statements

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor	Predecessor
	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
Millions of dollars	2007 (a)	2007 (a)	2006 (b)	2005 (b)	2004 (b)	2003
Results of Operations Data:
Sales and other operating revenues	$929	$27,674	$20,882	$17,257	$5,850	$3,781
Income (loss) from equity investments	- -	2	78	124	451	(103)
Income (loss) from continuing operations (c)	(146)	84	736	540	137	(302)
Balance Sheet Data:
Total assets	27,313		17,846	15,089	16,065	7,633
Long-term debt	17,454		8,018	5,974	7,412	4,151
Cash Flow Data:
Cash provided (used) by –
Operating activities	(271)	1,934	1,222	1,594	354	99
Investing activities	(157)	879	(2,868)	(211)	424	(218)
Financing activities	(150)	(2,300)	1,491	(1,580)	(416)	266

__________

(a)
As a result of the acquisition of Lyondell Chemical Company (“Lyondell”) by LyondellBasell Industries AF SCA (“LyondellBasell Industries”) on December 20, 2007, Lyondell’s assets and liabilities were revalued to reflect the values assigned in Lyondell Basell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial statements present separately the period prior to the acquisition (“Predecessor”) and the 11-day period after the acquisition (“Successor”).

(b)
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

(c)
Loss from continuing operations for the 2007 Successor period included an after-tax charge of $95 million for purchased in-process research and development as a result of LyondellBasell Industries’ December 20, 2007 acquisition of Lyondell.  Income from continuing operations for the 2007 Predecessor period included after-tax charges of $424 million resulting from the December 20, 2007 acquisition and related debt repayments.  Income from continuing operations for 2006 included after-tax charges of $114 million related to the termination of Houston Refining’s previous crude supply agreement and $69 million for impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.  Income from continuing operations for 2005 included a $127 million after-tax charge for impairment of the net book value of the Lake Charles, Louisiana toluene diisocyanate facility.  Income from continuing operations for 2004 included a $64 million after-tax charge for purchased in-process research and development as a result of Lyondell’s acquisition of Millennium on November 30, 2004 and the resulting consolidation of Equistar.

Index to the Consolidated Financial Statements

Lyondell’s computation of the ratios of earnings to fixed charges for the five-year period ended December 31, 2007 is reflected in the table below.

	Successor	Predecessor
	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
Millions of dollars, except ratio data	2007	2007	2006	2005	2004	2003
Income (loss) from continuing operations before income taxes	$(169)	$170	$1,146	$733	$152	$(481)
Deduct income (loss) from equity investments	- -	2	78	124	451	(103)
Add distributions of earnings from equity investments	- -	- -	73	123	424	144
Earnings adjusted for equity investments	(169)	168	1,141	732	125	(234)
Fixed charges:
Interest expense, gross	56	614	648	634	464	415
Portion of rentals representative of interest	3	96	69	59	25	22
Total fixed charges before capitalized interest	59	710	717	693	489	437
Capitalized interest	- -	- -	- -	- -	- -	19
Total fixed charges including capitalized interest	59	710	717	693	489	456
Earnings before fixed charges	$(110)	$878	$1,858	$1,425	$614	$203
Ratio of earnings to fixed charges (a)	- -	1.2	2.6	2.1	1.3	- -
__________

(a)	For the eleven days ended December 31, 2007, and for the year 2003, earnings were insufficient to cover fixed charges by $169 million and $253 million, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Lyondell Chemical Company, together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), and the notes thereto.

Lyondell’s consolidated operating results are determined using the last-in, first-out (“LIFO”) method of accounting for inventory (see Note 2 to the Consolidated Financial Statements) and are discussed in the following “Overview” and “Results of Operations” sections.  This discussion is supplemented by a discussion of Lyondell’s segment operating results under the “Segment Analysis” heading of “Results of Operations.”  For purposes of evaluating segment results, management reviews operating results determined using the first-in, first-out (“FIFO”) method of accounting for inventory.

In addition to comparisons of annual operating results, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of fourth quarter 2007 operating results to third quarter 2007 operating results.  Lyondell’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

Index to the Consolidated Financial Statements

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas and naphtha benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

ACQUISITION

On December 20, 2007, Basell AF S.C.A. (“Basell”) indirectly acquired the outstanding common shares of Lyondell for $48 per common share in an all cash transaction pursuant to an agreement and plan of merger dated as of July 16, 2007.  As a result, Lyondell became an indirect wholly owned subsidiary of Basell, and Basell was renamed LyondellBasell Industries AF S.C.A. (together with its consolidated subsidiaries, “LyondellBasell Industries” and without Lyondell, the “Basell Group”).  The purchase of Lyondell’s outstanding common stock and other equity instruments, assumption of debt and related transaction costs resulted in a total purchase price of $21 billion.  See “Financial Condition” below for a discussion of the financing of the transaction.

Concurrent with the acquisition, Lyondell sold certain of its non-U.S. subsidiaries to LyondellBasell Industries for their fair value of $1,288 million, including $668 million of debt payable to Lyondell by one of the subsidiaries.  The trade sales revenues of these subsidiaries were $2,459 million for the 2007 Predecessor period (defined below).

From December 20, 2007, Lyondell’s consolidated financial statements reflect a revaluation of Lyondell’s assets and liabilities to the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, Lyondell has recognized in its financial statements $834 million of debt for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell, and related debt issuance costs of $179 million (collectively, “push-down debt”).

While the accompanying consolidated financial statements present separately the period prior to the acquisition (“Predecessor”) and the 11-day period after the acquisition (“Successor”) to recognize the application of a different basis of accounting, management believes that combining the 2007 Successor and Predecessor periods results in a more meaningful comparison of 2007 and 2006 results of operations and cash flows.  Where appropriate, such as the impact of the step up to fair value on depreciation and amortization expense and the impact of acquisition-related debt on interest expense, the purchase accounting effects are addressed.  A discussion of the 11-day Successor period results and cash flows is also presented.

Index to the Consolidated Financial Statements

The combined Predecessor and Successor period results for 2007, which are discussed in these “Results of Operations,” are presented in the following table:

	Successor	Predecessor
	For the period from December 21 through	For the period from January 1 through	Combined	Predecessor
	December 31,	December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2007	2006	2005
Sales and other operating revenues	$929	$27,674	$28,603	$20,882	$17,257
Cost of sales	(950)	(25,555)	(26,505)	(18,555)	(15,307)
Asset impairments	- -	- -	- -	(106)	(195)
Selling, general and administrative expenses	(8)	(697)	(705)	(509)	(437)
Research and development expenses	(2)	(72)	(74)	(72)	(70)
Purchased in-process research and development	(95)	- -	(95)	- -	- -
Acquisition-related costs	- -	(62)	(62)	- -	- -
Operating income (loss)	(126)	1,288	1,162	1,640	1,248
Interest expense	(56)	(614)	(670)	(648)	(634)
Interest income	4	33	37	39	32
Other income (expense), net	9	(539)	(530)	37	(37)
Income from equity investments	- -	2	2	78	124
(Provision for) benefit from income taxes	23	(86)	(63)	(410)	(193)
Income (loss) from continuing operations	(146)	84	(62)	736	540
Loss from discontinued operations, net of tax	- -	(85)	(85)	(550)	(9)
Net income (loss)	$(146)	$(1)	$(147)	$186	$531

OVERVIEW

General—Lyondell is a leading global manufacturer of chemicals, a North American manufacturer of plastics, a refiner of heavy, high sulfur crude oil and a significant producer of gasoline blending components.  As a result of the acquisition by LyondellBasell Industries, Lyondell reassessed segment reporting based on the current management structure, including the impact of the integration of Lyondell’s businesses into the LyondellBasell Industries’ portfolio of businesses.  Based on this analysis, Lyondell concluded that management is focused on the chemicals segment, the polymers segment and the fuels segment.  See “Segment Analysis” below for a description of the segments.

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business in a transaction valued at approximately $1.3 billion, including the acquisition of working capital and the assumption of certain liabilities directly related to the business (see Note 4 to the Consolidated Financial Statements).  As a result, a substantial portion of the inorganic chemicals business segment is being reported as a discontinued operation, including comparative periods presented.  Unless otherwise indicated, the following discussion of Lyondell’s operating results relates only to Lyondell’s continuing operations.

The fuels segment includes Lyondell’s equity investment in Houston Refining LP (formerly known as LYONDELL-CITGO Refining LP or LCR), a joint venture with CITGO Petroleum Corporation (“CITGO”), through August 15, 2006.  Lyondell purchased CITGO’s 41.25% interest in Houston Refining LP (“Houston Refining”) on August 16, 2006 and, as a result of the transaction, Houston Refining became a wholly owned subsidiary of Lyondell.  The operations of Houston Refining are consolidated prospectively from August 16, 2006.

Index to the Consolidated Financial Statements

2007 Versus 2006—Strong gasoline markets during 2007 and 2006 benefited refining margins and margins for other gasoline blending components.  However, continued escalation of prices for crude oil and natural gas liquids during 2007 contributed to higher raw material costs for chemical producers that put pressure on chemical product margins.

Lyondell’s 2007 results from continuing operations were negatively affected by costs associated with the acquisition of Lyondell by LyondellBasell Industries and the related refinancing of debt.  See the following discussion of “Results of Operations – Income from Continuing Operations” for additional items affecting the periods’ results.

Lyondell’s 2007 underlying operating results from continuing operations were negatively affected by lower overall chemicals product margins in the 2007 periods due primarily to the escalation of raw material prices during 2007.  These negative effects were only partly offset by improved fuels segment results, which reflected Lyondell’s increased ownership of and higher profitability from Houston Refining operations compared to 2006 and higher profitability from other gasoline blending components.  Fuels segment 2006 results included a $176 million pretax charge, representing Lyondell’s proportionate share of a crude supply contract termination cost related to the August 16, 2006 purchase of CITGO’s share in Houston Refining.

2006 Versus 2005—During 2006 and 2005, the markets for Lyondell’s chemicals and polymers products generally continued to experience favorable supply and demand conditions.  Refiners continued to experience tight supply and demand conditions in 2006 and 2005.  Raw material costs averaged higher in 2006 compared to 2005, resulting primarily from the effect of higher average crude oil prices.  Despite increased volatility during 2006 and a decrease late in the year, crude oil prices averaged higher in 2006 compared to 2005.

Lyondell’s results from continuing operations for 2006 compared to 2005 primarily reflected a higher contribution from the fuels segment as refining operations more than offset the effects of lower methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”) margins.  The improved contribution from refining results reflected Lyondell’s increased ownership of Houston Refining, the benefits of a new market-based crude oil contract and higher operating rates compared to 2005, which included the negative effects of planned and unplanned outages.  Results for chemicals and polymers products in 2006 compared to 2005 reflected higher average sales prices, which more than offset higher costs, primarily higher raw material costs.

MTBE/ETBE profitability decreased during 2006 as a result of significantly lower margins over raw material costs compared to 2005, when the MTBE/ETBE margins benefited from strong demand and tight gasoline supplies, which were exacerbated by industry supply disruptions caused by the U.S. Gulf Coast hurricanes.  In the third quarter 2005, the U.S. Gulf Coast hurricanes, Katrina and Rita, disrupted market supply/demand balances as well as the operations of most Gulf Coast refiners and producers of ethylene.

Results of continuing operations for 2006 included the pretax charge of $176 million, representing Lyondell’s share of costs related to termination of Houston Refining’s previous crude supply agreement and a pretax charge of $106 million related to impairment of the net book value of Lyondell’s idled Lake Charles, Louisiana ethylene plant.  Results for 2006 also included a benefit from the settlement of disputes among Lyondell, CITGO, Petróleos de Venezuela, S.A. (“PDVSA”) and their respective affiliates, which resulted in net payments of $74 million to Lyondell.  Results for 2005 included pretax charges of $195 million for impairment of the net book value of Lyondell’s Lake Charles, Louisiana, toluene diisocyanate (“TDI”) plant and related assets.  See the following discussion of “Results of Operations – Income from Continuing Operations” for additional items affecting the periods’ results.

In 2006, income from discontinued operations included pretax charges of $552 million, primarily for impairment of goodwill related to the inorganic chemicals business.

Successor Period—The $146 million net loss in the Successor period was primarily due to a $95 million charge for acquisition-related in-process research and development (“IPR&D”), sales of inventory carried at fair value as a result of the acquisition and higher interest expense due to acquisition-related increases in debt levels.  The IPR&D charge was not tax deductible.

Index to the Consolidated Financial Statements

RESULTS OF OPERATIONS

As a result of Lyondell’s acquisition of CITGO’s 41.25% interest in Houston Refining on August 16, 2006, Houston Refining is a wholly owned consolidated subsidiary, and Lyondell’s operating income includes the operations of Houston Refining prospectively from August 16, 2006.  Prior to August 16, 2006, Lyondell’s activities in the fuels business segment were conducted through its 58.75% interest in Houston Refining, accounted for using the equity method.

Revenues—Lyondell’s revenues were $28,603 million in 2007, $20,882 million in 2006 and $17,257 million in 2005.  A portion of the increases in 2007 and 2006 were due to the 2006 consolidation of Houston Refining, which added $8,485 million and $2,849 million to Lyondell’s 2007 and 2006 revenues, respectively.  The remaining increases of $2,085 million, or 12%, in 2007 and $776 million, or 4%, in 2006 were primarily due to higher average product sales prices.

Cost of Sales—Lyondell’s cost of sales was $26,505 million in 2007, $18,555 million in 2006 and $15,307 million in 2005.  The consolidation of Houston Refining added $7,609 million and $2,326 million to cost of sales in 2007 and 2006, respectively.  Cost of sales also included net charges of $82 million in 2007 related to commercial disputes, including amounts associated with the 2005 shutdown of Lyondell’s Lake Charles TDI facility, and charges representing Lyondell’s exposure to industry losses expected to be underwritten by industry insurance consortia of $24 million and $49 million in 2006 and 2005, respectively.  The remaining increases of $2,609 million, or 16%, in 2007 and $947 million, or 6%, in 2006 were primarily the result of higher costs, primarily higher average raw materials costs, resulting from the effects of higher crude oil and NGL-based raw material prices.

Asset Impairments—Asset impairments included charges of $106 million in 2006 for impairment of the net book value of Lyondell’s idled ethylene facility in Lake Charles, Louisiana and $195 million in 2005 for impairment of the net book value of Lyondell’s Lake Charles, Louisiana TDI plant.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $705 million in 2007, $509 million in 2006 and $437 million in 2005.  The increase in SG&A expenses in 2007 compared to 2006 included $144 million of higher compensation expense primarily related to Lyondell’s higher 2007 common stock price and $40 million of higher estimated environmental remediation costs, while the increase in 2006 compared to 2005 was primarily due to higher compensation and benefit expense.

Acquisition-Related Costs—In connection with the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Lyondell incurred $62 million of acquisition-related costs, including advisory fees and underwriting fees related to the accounts receivable securitization facility.

In-Process Research and Development Charge—As part of the acquisition of Lyondell by LyondellBasell Industries, LyondellBasell Industries allocated $95 million of the purchase price to Lyondell’s IPR&D.  Accordingly, Lyondell’s results of operations for the 2007 Successor period included a charge of $95 million for the value of the IPR&D, which is not deductible for tax purposes.

Operating Income—Lyondell had operating income of $1,162 million, $1,640 million and $1,248 million in 2007, 2006 and 2005, respectively.  Lyondell’s 2007 and 2006 operating income included Houston Refining’s operating income of $852 million and $383 million.  The benefit of increased ownership of Houston Refining in 2007, compared to 2006, was more than offset by lower operating results for ethylene-related products, and the above-noted increases in SG&A expenses and the IPR&D charge.

The benefit of the increased ownership of Houston Refining in 2006, compared to 2005, was partially offset by lower product margins for MTBE/ETBE in 2006.  In addition, operating income in 2006 and 2005 included the impairment charges of $106 million and $195 million, respectively, discussed above.  Operating results for each of Lyondell’s business segments are reviewed further in the “Segment Analysis” below.

Index to the Consolidated Financial Statements

Interest Expense—Interest expense was $670 million in 2007, $648 million in 2006 and $634 million in 2005.  Lyondell’s 2007 interest expense primarily attributable to $17,942 million of new debt related to the acquisition of Lyondell by LyondellBasell Industries was $44 million, of which $33 million was related party interest.  Interest on $834 million of push-down debt for which Lyondell is not the primary obligor and amortization of related debt issuance costs included in related party interest expense totaled $7 million.  Interest expense in 2007 and 2006 also included $112 million and $55 million, respectively, of interest attributable to $2.65 billion of debt primarily associated with the purchase of CITGO’s 41.25% interest in Houston Refining on August 16, 2006.  These increases in interest expense were substantially offset by decreases in 2007, 2006 and 2005, which primarily reflected net repayments of more than $4 billion principal amount of debt from September 2004, including $1,379 million and $881 million related to repayments in 2007 and 2006, respectively.  See the “Financing Activities” section of “Financial Condition” below for a description of the issuance and repayment of debt during 2007, 2006 and 2005.

Other Income (Expense), Net—Lyondell had other expense, net, of $530 million in 2007, other income, net, of $37 million in 2006 and other expense, net, of $37 million in 2005.  Other expense, net, in 2007 included $591 million of charges related to the prepayment of $7,092 million of debt during 2007, including $489 million of charges on the refinancing of $3,978 million of debt associated with the acquisition of Lyondell. These charges were partially offset by $41 million of foreign exchange gains primarily on intercompany loans, which reflected the significant increase in value of the euro compared to the U.S. dollar and the determination that certain outstanding intercompany debt will be repaid in the foreseeable future, and $10 million of related party royalty and service agreement income.

Other income, net, in 2006 included net payments of $74 million received by Lyondell in settlement of all disputes among Lyondell, CITGO and PDVSA and their respective affiliates, partially offset by charges of $40 million related to the prepayment of $881 million of debt during 2006.  Lyondell’s other expense, net, of $37 million in 2005 included $45 million of charges related to the prepayment of $1,458 million of debt during 2005.

Income from Equity Investment in Houston Refining—Prior to Lyondell’s August 16, 2006 purchase of CITGO’s 41.25% interest in Houston Refining, Lyondell’s income from its equity investment in Houston Refining was $73 million in 2006 and $123 million in 2005. Houston Refining’s 2006 operating results included a $300 million charge related to termination of Houston Refining’s previous crude supply contract and an $8 million charge representing reimbursement of legal fees and expenses that had been paid by Lyondell on behalf of Houston Refining.  Lyondell’s 58.75% share of these charges was $176 million and $5 million, respectively.  See Note 8 to the Consolidated Financial Statements.  Houston Refining’s operating results are reviewed in the discussion of the fuels segment below.

Income Tax—For 2007, Lyondell had a tax provision of $63 million on pretax income of $1 million due primarily to the nondeductible IPR&D charges of $95 million and the effect of non-U.S. earnings that were effectively taxed at rates higher than the U.S. statutory rate.  Lyondell’s effective income tax rate was 36% in 2006 and 26% in 2005.  The effective income tax rate for 2006 primarily reflected the above-noted effect of non-U.S. earnings, which was largely offset by the benefit of a reduction in the statutory income tax rate in The Netherlands.  The effective income tax rate for 2005 primarily reflected benefits from the ultimate determination of income tax liabilities related to prior years.

Index to the Consolidated Financial Statements

Income from Continuing Operations—Lyondell had a loss from continuing operations of $62 million in 2007, and income from continuing operations of $736 million and $540 million, respectively, in 2006 and 2005.  The following table summarizes the major components contributing to the results of operations in 2007, 2006 and 2005.  The segment results reflect inventory costs and cost of sales determined using the FIFO method of accounting for inventory.  Operating income included Houston Refining prospectively from August 16, 2006.  Income from Lyondell’s equity investment in Houston Refining in 2006 reflected the period from January 1, 2006 through August 15, 2006.

	2007	2006	2005
Millions of dollars
Operating income (loss) of:
Chemicals segment	$672	$1,001	$911
Polymers segment	155	137	52
Fuels segment	1,360	684	333
Other:
LIFO adjustment	(869)	(166)	(45)
Other	(156)	(16)	(3)
Operating income	1,162	1,640	1,248
Income from equity investment in Houston Refining	- -	73	123
Interest expense, net	(633)	(609)	(602)
Other income (expense), net	(530)	37	(37)
Other	2	5	1
Provision for income taxes	63	410	193
Income (loss) from continuing operations	$(62)	$736	$540

Lyondell’s income (loss) from continuing operations for the periods shown included the following previously discussed items:

	2007	2006	2005
Millions of dollars
Pretax charges (benefits):
Debt retirement charges	$591	$40	$45
Purchased IPR&D	95	- -	- -
Effect of stock price increases on incentive compensation expense	158	- -	- -
Acquisition-related costs	62	- -	- -
Net charges (benefits) related to commercial disputes	82	(70)	- -
Foreign exchange gains on intercompany loans	(39)	- -	- -
Lake Charles ethylene facility impairment	- -	106	- -
Lake Charles TDI facility impairment	- -	- -	195
Crude supply contract termination cost	- -	176	- -
Insurance–related charges (benefits), net	(33)	10	58
Total pretax income effect	916	262	298
Tax effect of above items	(299)	(92)	(104)
Texas Margin Tax credit, net of federal income tax	(17)	- -	- -
Settlement of prior year income tax issues	- -	- -	(61)
Total reduction of net income	$600	$170	$133

Index to the Consolidated Financial Statements

The decrease in income from continuing operations in 2007 compared to 2006 was primarily due to costs associated with the acquisition of Lyondell by LyondellBasell Industries and the related refinancing of debt as well as lower operating results.  Refinancing and acquisition-related costs included charges related to debt prepayment of $544 million, purchased IPR&D and other acquisition related costs.  The lower operating income was due to lower product margins in the chemicals segment resulting from higher raw material costs, which were only partly offset by the benefit of Lyondell’s increased ownership of Houston Refining and improved operating results for the fuels segment.

Income from continuing operations in 2006 increased compared to 2005 due to improved fuels segment results, which reflected the effect of increased ownership of Houston Refining and higher underlying operating results for Lyondell’s refining operations, including a new market-based crude oil contract, the benefits of which were partly offset by lower MTBE/ETBE profitability.  Operating results for the fuels segment were negatively impacted in 2006 by Lyondell’s $176 million share of the $300 million cost to terminate Houston Refining’s previous crude supply agreement and in 2005 by planned and unplanned outages.  Impairment charges negatively affected operating results of the chemicals segment by $106 million and $195 million, respectively, in 2006 and 2005.

Loss from Discontinued Operations, Net of Tax—Loss from discontinued operations, net of tax, was $85 million in 2007, $550 million in 2006 and $9 million in 2005.  The loss in 2007 was primarily due to the May 15, 2007 sale of the inorganic chemicals business and reflected the unfavorable tax effect of nondeductible capital losses resulting from the sale.  See Note 4 to the Consolidated Financial Statements for additional information related to the sale of the inorganic chemicals business.  Operating results for the inorganic chemicals business in 2006 were negatively affected by the $549 million after-tax charge, primarily for goodwill impairment, higher raw material and utility costs compared to 2005, and production problems primarily at a plant in the United Kingdom.  Compared to 2005, product sales prices in 2006 were moderately higher.  The 2005 operating results were negatively affected by the effects of inventory reduction efforts, including reduced plant operating rates, which were initiated in the third quarter 2005 in response to weak 2005 demand.

Fourth Quarter 2007 versus Third Quarter 2007—Lyondell had a loss from continuing operations of $548 million in the fourth quarter 2007 compared to income from continuing operations of $206 million in the third quarter 2007.  The fourth quarter 2007 included the aforementioned refinancing and acquisition-related costs.  The underlying operating results for all of Lyondell’s business segments were lower in the fourth quarter 2007 compared to the third quarter 2007, primarily due to higher raw material costs.  The operating results of the segments are reviewed in the Segment Analysis below.   The loss from discontinued operations, net of tax, was $3 million in the fourth quarter 2007.

Segment Analysis

Lyondell’s businesses are in three reportable segments:  chemicals, polymers and fuels.  As a result of Lyondell’s purchase of CITGO’s 41.25% equity interest in Houston Refining and Lyondell’s resulting 100% ownership, the operations of Houston Refining are consolidated prospectively from August 16, 2006.  Prior to August 16, 2006, Lyondell accounted for its investment in Houston Refining using the equity method.

Index to the Consolidated Financial Statements

For purposes of evaluating segment results, management reviews operating results, as presented below, determined using the FIFO method of accounting for inventory.  The following discussion is supplemental to the above “Overview” and “Results of Operations” sections, which discuss Lyondell’s consolidated operating results determined using the LIFO method of inventory accounting.

The following tables reflect selected financial information for Lyondell’s reportable segments.

	2007		2006	2005
Millions of dollars
Sales and other operating revenues:
Chemicals segment		$15,093	$14,979	$14,236
Polymers segment		3,495	3,424	3,110
Fuels segment		13,447	5,125	2,025
Other, including intersegment eliminations		(3,432)	(2,646)	(2,114)
Total		$28,603	$20,882	$17,257

Operating income (loss):
Chemicals segment		$672	$1,001	$911
Polymers segment		155	137	52
Fuels segment		1,360	684	333
Other:
LIFO adjustment		(869)	(166)	(45)
Other		(156)	(16)	(3)
Total		$1,162	$1,640	$1,248

Income from equity investments:
Houston Refining	$	- -	$73	$123

Other operating income includes a $95 million charge in the 2007 Successor period for the value of the purchase price allocated by LyondellBasell Industries to Lyondell’s IPR&D.

Chemicals Segment

Overview—In its chemicals segment, Lyondell manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene; ethylene derivatives, including ethylene glycol (“EG”), ethylene oxide (“EO”) and other EO derivatives, as well as ethanol; acetyls, including vinyl acetate monomer (“VAM”), acetic acid and methanol; propylene oxide (“PO”); PO co-products, including styrene monomer (“styrene” or “SM”) and tertiary butyl alcohol (“TBA”); TBA derivative, isobutylene; PO derivatives, including propylene glycol (“PG”), propylene glycol ethers (“PGE”) and butanediol (“BDO”); TDI; and fragrance and flavors chemicals.

During 2007 compared to 2006, U.S. ethylene markets experienced lower profitability despite operating rates in the mid-90% range.  Ethylene and polyethylene sales prices decreased more than raw material costs late in 2006, and did not increase as rapidly as raw material costs during 2007.  As discussed below, prices of both crude oil-based liquid raw materials and natural gas liquids-based raw materials averaged higher in 2007, reaching record levels late in 2007.  While prices of these raw materials also averaged higher in 2006 compared to 2005, increases in product sales prices kept pace.  U.S. market demand for ethylene increased an estimated 2.5% in 2007 compared to 2006 and 4.2% in 2006 compared to 2005.  During the three-year period, markets for ethylene derivatives and ethylene co-products and for PO and PO derivatives generally continued to experience favorable supply and demand conditions, while styrene markets continued to be oversupplied.

Index to the Consolidated Financial Statements

Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for ethylene and its co-products in the chemicals segment.  Ethylene and its co-products are produced from two major raw material groups:

•	crude oil-based liquids (“liquids” or “heavy liquids”), including naphthas, condensates, and gas oils, the prices of which are generally related to crude oil prices; and

•	natural gas liquids (“NGLs”), principally ethane and propane, the prices of which are generally affected by natural gas prices.

Lyondell has the ability to shift its ratio of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.  Although the prices of these raw materials are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three-year period, as well as benchmark U.S. sales prices for ethylene and propylene, which Lyondell produces and sells or consumes internally.  The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2007	Percent Increase	2006	Percent Increase (Decrease)	2005

Crude oil – dollars per barrel	72.23	9%	66.03	17%	56.44
Natural gas – dollars per million BTUs	6.81	4%	6.53	(14)%	7.58
NWE naphtha – dollars per barrel	75.91	21%	62.72	19%	52.79
Weighted average cost of ethylene production – cents per pound	37.98	22%	31.05	5%	29.58
Ethylene – cents per pound	48.75	1%	48.08	9%	44.21
Propylene – cents per pound	50.41	10%	45.83	12%	40.75

For crude oil, the table above reflects the average quoted price for West Texas Intermediate (“WTI”) crude oil.  During the first half of 2007, the WTI crude oil price was lower relative to other benchmark crude oil prices, such as Brent crude oil, and, therefore, was not indicative of the rate of increase in crude oil-based raw material costs.  As a result, the benchmark price of Northwest Europe (“NWE”) naphthas, which is representative of trends in certain market prices, is included in the table above.  Prices for WTI crude oil realigned with other benchmark crude oil prices during the latter half of 2007.  WTI crude oil prices increased from $58 per barrel in early January 2007, to $96.01 per barrel at the end of December 2007.

Similarly, while natural gas prices were relatively stable, ethane prices rose significantly during 2007, reaching record levels.  These increases were indicative of the pressure on the cost of Lyondell’s raw materials, both crude oil-based and NGL-based.

Although benchmark crude oil prices decreased late in 2006, benchmark crude oil prices averaged higher in 2006 compared to 2005. Natural gas prices, which affect energy costs in addition to NGL-based raw materials, averaged lower in 2006 compared to 2005.  Despite the 2006 decrease in natural gas prices, NGL-based raw material prices averaged higher in 2006 than in 2005.  As a result, raw material costs averaged higher in 2006 compared to 2005.

Index to the Consolidated Financial Statements

During 2007 compared to 2006, Lyondell’s chemicals segment experienced lower profitability as sales price increases for ethylene and its co-products failed to keep up with higher average raw material costs.  The impact of the lower ethylene product margins overwhelmed improvements in the underlying operating results of ethylene derivatives, PO and derivatives and TDI, which primarily reflected higher product margins.  Styrene operating results reflected the effects of lower product margins.  Results for 2007 were also negatively affected by $82 million of charges related to commercial disputes and higher incentive compensation expense related to the acquisition, while 2006 results included the pretax charge of $106 million related to impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.

Chemicals segment operating results for 2006 compared to 2005 primarily reflected the benefits of higher sales prices for ethylene products, including significantly higher ethylene co-product sales prices, which substantially offset higher costs, primarily higher raw material costs.  TDI operating results improved in 2006 as a result of higher product margins and the shutdown of the Lake Charles TDI facility in 2005, which reduced the level of operating losses in 2006 compared to the losses sustained in 2005.  Operating results for styrene were comparable, while operating results for PO and derivatives reflected the negative effects of outages related to equipment installation at one of Lyondell’s U.S. MTBE plants.

Results for 2006 included the pretax charge of $106 million related to impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.  The 2005 operating results included the $195 million charge related to the impairment of the net book value of the Lake Charles TDI facility.

The following table sets forth chemicals segment sales and other operating revenues, operating income and selected product sales volumes.

	For the year ended December 31,
	2007	2006	2005
Millions of dollars
Sales and other operating revenues	$15,093	$14,979	$14,236
Operating income	672	1,001	911

Sales volumes, in millions
Ethylene and derivatives (pounds)	11,559	11,599	11,629
Intersegment sales to polymers included above (pounds)	5,309	5,113	5,211
Other ethylene derivatives included above (pounds)	2,256	2,022	1,952
Ethylene co-products:
Non-aromatics (pounds)	7,819	8,247	7,749
Aromatics (gallons)	354	358	412
PO and derivatives (pounds)	3,237	3,193	3,236
Co-product styrene (pounds)	3,914	4,248	3,885

Revenues—Lyondell’s chemicals segment revenues of $15,093 million in 2007 were comparable to revenues of $14,979 million in 2006.  Higher average sales prices in 2007 for most products in the chemicals segment were substantially offset by lower sales volumes for ethylene co-products and styrene.  The lower 2007 ethylene co-product sales volumes reflected a shift by Lyondell from heavy liquids raw materials to increased use of NGL-based raw materials in ethylene production during 2007.  The use of NGL-based raw materials results in lower volumes of ethylene co-product production per pound of ethylene production.

Index to the Consolidated Financial Statements

Revenues of $14,979 million in 2006 increased 5% compared to revenues of $14,236 million in 2005, primarily due to higher average sales prices.  As noted in the table below, benchmark ethylene co-product sales prices averaged higher in 2007 compared to 2006 and, in 2006 compared to 2005, benchmark sales prices for ethylene, propylene and benzene averaged higher.

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2007	Percent Increase	2006	Percent Increase	2005
Ethylene – cents per pound	48.75	1%	48.08	9%	44.21
Propylene – cents per pound	50.41	10%	45.83	12%	40.75
Benzene – cents per gallon	361.67	11%	326.33	13%	289.88

Operating Income—The chemicals segment had operating income of $672 million in 2007 compared to $1,001 million in 2006.  In 2007 compared to 2006, the underlying operations of the chemicals segment primarily reflected the negative effects of higher raw material costs on margins for ethylene-related products.  In 2007 the underlying operations for PO and PO derivatives were higher compared to 2006 as a result of higher product margins in 2007.  Styrene results were lower in 2007 compared to 2006.  Operating results for 2007 included net charges of $82 million related to commercial disputes, including amounts associated with the 2005 shutdown of Lyondell’s Lake Charles TDI facility, as well as higher compensation expense as a result of the increase in Lyondell’s common stock price in 2007.  Operating results in 2006 were negatively affected by a $106 million impairment charge related to the Lake Charles, Louisiana ethylene facility.

Lyondell’s chemicals segment had operating income of $1,001 million in 2006 compared to $911 million in 2005.  Operating results for 2006 and 2005 included impairment charges of $106 million and $195 million, respectively, related to the Lake Charles, Louisiana ethylene and TDI facilities.  Operating income in 2006 reflected higher raw material costs for ethylene and derivatives, partly offset by higher average sales prices including significantly higher ethylene co-product sales prices.  TDI operating results improved in 2006 as a result of higher product margins and the shutdown of the Lake Charles TDI facility in 2005, which reduced the level of operating losses in 2006 compared to the losses sustained in 2005.  Operating results for PO and derivatives were negatively affected in 2006 by outages resulting from equipment installation at one of Lyondell’s U.S. MTBE plants (see “Fuels Segment” below), while styrene operating results were comparable in 2006 and 2005.

Fourth Quarter 2007 versus Third Quarter 2007—The chemicals segment had operating income of $111 million in the fourth quarter 2007 compared to $182 million in the third quarter 2007.  Fourth quarter 2007 operating results primarily reflected lower product margins for ethylene and its co-products due to higher raw material costs and the effects of an extended maintenance turnaround at an ethylene plant, which contributed to 11% lower sales volumes for ethylene and its derivatives and 6% lower sales volumes for co-products.  Fourth quarter 2007 operating results for PO & its derivatives were lower reflecting lower product margins compared to the third quarter 2007.

Polymers Segment

The polymers segment includes polyethylene, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), and polypropylene.

U.S. domestic and export market demand for polyethylene increased an estimated 3.2% in 2007 compared to 2006 and 6.1% in 2006 compared to 2005.  During 2007, polyethylene markets experienced strong export demand growth, while domestic demand was relatively unchanged compared to 2006.

Index to the Consolidated Financial Statements

During 2007 compared to 2006, higher profitability in the polymers segment reflected lower raw material costs, which offset polyethylene sales prices that averaged slightly lower compared to 2006.  In 2006 compared to 2005, polymers segment results improved as average polyethylene sales prices increased more than the average price of ethylene.

The following table sets forth the polymers segment’s sales and other operating revenues, operating income and product sales.

	For the year ended December 31,
	2007	2006	2005
Millions of dollars
Sales and other operating revenues	$3,495	$3,424	$3,110
Operating income	155	137	52

Sales volumes, in millions
Polyethylene (pounds)	5,357	5,171	4,971
Polypropylene (pounds)	245	260	273

Revenues—Revenues of $3,495 million in 2007 were 2% higher compared to revenues of $3,424 million in 2006.  The increase in revenues in 2007 was primarily due to the effect of 7% higher sales volumes, which was substantially offset by lower average sales prices.  The continued strength in the export market during 2007 contributed to the increase in sales volumes compared to 2006.

Revenues of $3,424 million in 2006 increased 10% compared to revenues of $3,110 million in 2005, reflecting the effects of higher average sales prices.  Sales volumes in the 2006 and 2005 periods were comparable.

Operating Income—The polymers segment had operating income of $155 million in 2007 compared to $137 million in 2006.  The $18 million increase in 2007 operating results reflected higher product margins as lower raw material costs and the effects of higher sales volumes offset the combined effect of lower average sales prices for polyethylene, higher compensation expense and costs related to unscheduled maintenance.

Operating income was $137 million in 2006 compared to $52 million in 2005.  The $85 million increase reflected higher product margins, as average sales prices increased more than raw material costs.

Fourth Quarter 2007 versus Third Quarter 2007—The polymers segment had operating income of $56 million in the fourth quarter 2007 compared to $62 million in the third quarter 2007.  Higher raw material costs in the fourth quarter 2007 were not offset by the effects of higher average sales prices, resulting in a decrease of $6 million in fourth quarter 2007 results compared to the third quarter 2007.  Although export sales volumes remained strong in the fourth quarter 2007 compared to the third quarter 2007, overall sales volumes in the fourth quarter 2007 decreased 7%.

Fuels Segment

Overview—The fuels segment includes refined petroleum products produced by Houston Refining, as well as gasoline blending components, such as MTBE and ETBE and alkylate.  Prior to Lyondell’s acquisition of the remaining interest in Houston Refining on August 16, 2006, Lyondell’s fuels segment operations included its joint venture ownership interest in Houston Refining, which Lyondell accounted for using the equity method.  A separate discussion of the refining operations based on the operating results of Houston Refining on a 100% basis (see Notes 4 and 10 to the Consolidated Financial Statements) follows the fuels segment discussion.

Index to the Consolidated Financial Statements

Strong gasoline markets during 2006 and 2007 benefited refining margins and margins for other gasoline blending components.  The combined benchmark refining margins for WTI 2-1-1 and WTI-Maya in 2007 were unchanged compared to 2006.  Refiners experienced tight supply and demand conditions in 2006 and 2005.

Fuels segment operating results in 2007 compared to 2006 benefited from stronger margins for ETBE and MTBE and Lyondell’s increased ownership of and higher profitability from refining operations compared to 2006, which included the $176 million pretax charge, representing Lyondell’s proportionate share of the previous crude supply contract termination cost.

Fuels segment operating results for 2006 compared to 2005 were negatively affected by significantly lower MTBE product margins and unplanned outages associated with the installation of iso-octene production capability at one of Lyondell’s U.S. MTBE plants.  MTBE margins in 2006 declined from the strong post-hurricane levels experienced in 2005.  The refining operation’s results in 2006 compared to 2005 reflected the benefits of the increased ownership and the new market-based crude oil contract for the last five months of 2006, ongoing tight supply and demand conditions and more reliable operations.  Results in 2006 included the $176 million charge, representing Lyondell’s share of the $300 million charge related to the termination of the previous crude supply contract.  Refining operations in 2005 were negatively affected by a shutdown in preparation for the hurricane and subsequent problems in re-starting operations.

In late March 2008, Houston Refining began unscheduled maintenance on its fluid catalytic cracking unit, which is expected to return to service in mid April 2008.  The refinery will operate at reduced rates during the outage.

The following table sets forth the fuels segment’s sales and other operating revenues, operating income, income from equity investment in Houston Refining (prior to August 16, 2006) and sales volumes for certain gasoline blending components.  See the discussion of “Refining Operations” below for refining sales volumes and operating results of Houston Refining on a 100% basis.

	For the year ended December 31,
	2007	2006	2005
Millions of dollars
Sales and other operating revenues	$13,447	$5,125	$2,025
Operating income	1,360	684	333
Income from equity investment in Houston Refining	- -	73	123

Sales volumes, in millions
Gasoline blending components – MTBE/ETBE (gallons)	1,175	942	985

Revenues—The fuels segment had revenues of $13,447 million in 2007, $5,125 million in 2006 and $2,025 million in 2005.  The increases over the three-year period were primarily due to the consolidation of Houston Refining prospectively from August 16, 2006, which added $8,485 million to 2007 revenues and $2,849 million to 2006 revenues.  The remaining $2,686 million increase in 2007 compared to 2006 was due to higher sales prices and a 25% increase in gasoline blending components (MTBE and ETBE) sales volumes.  Higher average sales prices for gasoline blending components in 2006 were partially offset by the effect of 4% lower sales volumes that resulted from the outages at one of Lyondell’s U.S. MTBE plants described below.

Index to the Consolidated Financial Statements

Operating income—The fuels segment had operating income of $1,360 million in 2007, $684 million in 2006 and $333 million in 2005.  The increases over the three-year period were primarily due to the consolidation of Houston Refining prospectively from August 16, 2006, which added $852 million and $383 million to operating income in 2007 and 2006, respectively.  The remaining increase in operating income in 2007 was primarily due to higher margins for gasoline blending components, which reflected higher average sales prices that more than offset higher raw material costs and the effects of the 25% increase in sales volumes compared to 2006.  The remaining decrease in 2006 operating results was primarily due to significantly lower margins for gasoline blending components compared to the high, hurricane-affected levels experienced in 2005 and the effects of planned and unplanned outages associated with the installation of equipment at one of Lyondell’s U.S. MTBE plants to enable future iso-octene production including lower 2006 sales volumes.

Fourth Quarter 2007 versus Third Quarter 2007—The fuels segment had operating income of $233 million in the fourth quarter 2007 compared to $301 million in the third quarter 2007.  The decrease was primarily due to seasonally lower product margins for gasoline blending components and the effects of insurance settlements in the third quarter 2007.  Operating results for the third and fourth quarters of 2007 included insurance settlements of $30 million and $3 million, respectively, related to the 2005 Hurricane Rita claim.  The underlying operations of the refining business were relatively unchanged in the fourth quarter 2007 as the effects of lower aromatics and lubes margins were offset by the effect of 3% higher crude processing rates.  Total crude oil processing rates averaged 279,000 barrels per day in the fourth quarter 2007 compared to 271,000 barrels per day in the third quarter 2007.

Income from Equity Investment in Houston Refining—Prior to Lyondell’s August 16, 2006 purchase of CITGO’s 41.25% interest in Houston Refining, Lyondell’s income from its equity investment in Houston Refining was $73 million in 2006 and $123 million in 2005.  Houston Refining’s 2006 operating results included a $300 million charge related to termination of Houston Refining’s previous crude supply contract and an $8 million charge representing reimbursement of legal fees and expenses that had been paid by Lyondell on behalf of Houston Refining.  Lyondell’s 58.75% share of these charges was $176 million and $5 million, respectively.  See Note 8 to the Consolidated Financial Statements.

Refining Operations—The following discussion of the fuels segment’s refining operations is based on the operating results of Houston Refining on a 100% basis, using the LIFO basis of accounting for inventory.

Houston Refining produces refined petroleum products, including gasoline, ultra low sulfur diesel, jet fuel, aromatics and lubricants.  PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies heavy, high sulfur Venezuelan crude oil to Houston Refining under a long-term contract (see Note 8 to the Consolidated Financial Statements).  Under both the former crude supply agreement (“CSA”) and the current crude oil contract, the refining segment purchases 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of its rated crude oil refining capacity of 268,000 barrels per day.  Houston Refining generally purchases the balance of its crude oil requirements on the spot market.  Profit margins on spot market crude oil historically were more volatile and, in recent years, were higher than margins on CSA crude oil.  The pricing under the new crude oil contract is market based.

Index to the Consolidated Financial Statements

The following table sets forth Houston Refining’s sales and other operating revenues, net income, sales volumes for refined products, crude processing rates for the periods indicated and benchmark refining margins.

	For the year ended December 31,
	2007	2006	2005
Millions of dollars
Sales and other operating revenues	$10,492	$8,858	$6,741
Operating income	852	528	232

Thousands of barrels per day
Refined products sales volumes:
Gasoline and components	127	113	104
Diesel and heating oil	83	90	80
Jet fuel	19	16	13
Aromatics	8	7	8
Other refined products	122	117	86
Total refined products sales volumes	359	343	291

Crude processing rates	261	270	217

Market margins - $ per barrel
WTI – 2-1-1	$12.80	$10.70	$10.99
WTI Maya	12.49	14.86	15.65
Total	$25.29	$25.56	$26.64

Revenues—Revenues of $10,492 million in 2007 were 18% higher compared to revenues of $8,858 million in 2006.  The increase in revenues in 2007 was due to the effects of higher average refined product sales prices and 5% higher sales volumes driven largely by stronger transportation fuel markets.  Total crude processing rates were 3% lower in 2007 compared to 2006 due to a first quarter 2007 planned maintenance turnaround.

Revenues of $8,858 million in 2006 were 31% higher compared to revenues of $6,741 million in 2005.  The increase in revenues in 2006 was due to the effect of higher average refined product sales prices, driven largely by higher crude oil prices, and the effect of 18% higher sales volumes.  The higher sales volumes reflected the 24% higher crude processing rates compared to 2005, which was negatively affected by the third quarter Gulf Coast hurricanes and the subsequent problems restarting production as well as second quarter 2005 maintenance activity and equipment failures.

Operating Income—Houston Refining’s operating income was $852 million in 2007 compared to $528 million in 2006.  Operating results for 2006 included the pretax charge of $300 million related to the termination of the CSA with PDVSA.  Underlying operating results in 2007 reflected the benefit from higher margins realized under the new crude oil contract for the full year compared to five months in 2006, partly offset by the $140 million estimated effect of the planned maintenance turnaround in the first quarter 2007.  In addition, results in 2007 included insurance settlements totaling $33 million related to the 2005 Hurricane Rita claim.

Houston Refining had operating income of $528 million in 2006 compared to $232 million in 2005.  Operating results in 2006 included the $300 million pretax charge related to the termination of the CSA.  The underlying operations in 2006 benefited from the effect of the new market-based crude oil contract as well as from higher crude oil margins and crude processing rates compared to 2005, which was negatively affected by planned and unplanned outages, the third quarter Gulf Coast hurricanes and subsequent problems restarting operations.

Index to the Consolidated Financial Statements

FINANCIAL CONDITION

The following operating, investing and financing activities reflect transactions related to the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007 and the consolidation of Houston Refining prospectively from August 16, 2006.

Operating, investing and financing activities of continuing operations for the combined Predecessor and Successor periods of 2007, which are discussed below, are presented in the following table:

	Successor	Predecessor
	For the period from December 21 through	For the period from January 1 through	Combined	Predecessor
	December 31,	December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2007	2006	2005
Source (use) of cash:
Operating activities	$(271)	$2,052	$1,781	$1,183	$1,530
Investing activities	(157)	(292)	(449)	(2,854)	111
Financing activities	(150)	(2,224)	(2,374)	1,525	(1,669)

Operating Activities—Operating activities of continuing operations provided cash of $1,781 million in 2007, $1,183 million in 2006 and $1,530 million in 2005.  The $598 million increase in 2007 compared to 2006 primarily reflected the net benefits from consolidating the operating cash flows of Houston Refining for a full year and from lower utilization of cash to fund the main components of working capital – accounts receivable and inventory, net of accounts payable, which were offset by the effects of higher cash payments as reflected in “Other, net.”  Part of the increase in these cash payments, primarily for income taxes, interest, maintenance turnaround costs and pension funding, was attributable to consolidating Houston Refining as well as to the increase in debt related to the acquisition of CITGO’s 41.25% interest in Houston Refining.  In addition, the 11-day Successor period in 2007 included $238 million of change-in-control cash payments, resulting from the acquisition of Lyondell by LyondellBasell Industries.

Changes in the main components of working capital provided cash of $1,018 million in 2007 and used cash of $408 million in 2006.  The cash provided by the main components of working capital in 2007 was primarily due to a $346 million net decrease in accounts receivable and a $721 million net increase in accounts payable.  In connection with the acquisition of Lyondell by LyondellBasell Industries, on December 20, 2007, Lyondell entered into a new $1,150 million, five-year, Accounts Receivable Securitization Facility, and repaid and terminated its previous $150 million LCC and $600 million Equistar Chemicals, LP (“Equistar”) accounts receivable sales facilities.  The balance of Lyondell’s accounts receivable sold under the new facility was $1,000 million at December 31, 2007 compared to $100 million at December 31, 2006 under the previous facilities.  The increased utilization of the Accounts Receivable Securitization Facility was primarily related to the financing of the acquisition.  The remaining increase in accounts receivable reflected higher sales volumes and prices in December 2007 compared to December 2006, while the increase in accounts payable primarily reflected higher prices for raw materials in comparing the same periods.

The $347 million decrease in cash flow from operating activities in 2006 compared to 2005 was primarily due to a net increase in the main components of working capital in 2006, which used cash of $408 million compared to a net decrease in 2005 that provided cash of $60 million.  The negative comparative cash flow effect of the main components of working capital was partly offset by the effect of higher net income in 2006, including the effect of consolidating Houston Refining effective August 16, 2006, which increased 2006 net income by approximately $150 million.

Index to the Consolidated Financial Statements

The net increase in working capital in 2006 was primarily due to increases of $234 million and $136 million in inventory and accounts receivable, respectively, and a $38 million decrease in accounts payable.  A significant portion of the increase in inventory was due to higher volumes of water-borne cargos in transit at December 31, 2006 compared to December 31, 2005 and the effect of the conversion to provide iso-octene production flexibility at a U.S. MTBE facility.  The increase in accounts receivable reflected the effects of a $175 million decrease in the outstanding amount of accounts receivable sold under the accounts receivable sales facilities partly offset by a decrease in Houston Refining accounts receivable due to a decrease in product sales prices from the date of acquisition to December 31, 2006.  The decrease in accounts payable is also related to Houston Refining and reflects a decrease in the price of crude oil from the date of acquisition to December 31, 2006.

In addition, prior to January 2006, discounts were offered to certain customers for early payment for product.  As a result, some receivable amounts were collected in December 2005 and 2004 that otherwise would have been expected to be collected in January 2006 and 2005, respectively.  This included collections of $84 million and $66 million in December 2005 and 2004, respectively, related to receivables from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”), which was considered a related party through December 20, 2007 (see Note 7 to the Consolidated Financial Statements).

Operating activities of discontinued operations used cash of $118 million in 2007 and provided cash of $39 million in 2006 and $64 million in 2005.  The use of cash in 2007 was primarily due to increases in working capital and lower operating results.

Investing Activities—Investing activities of continuing operations used cash of $449 million in 2007 and $2,854 million in 2006, and provided cash of $111 million in 2005.  The cash used in 2007 included the effects of transactions related to the LyondellBasell Industries acquisition of Lyondell, while the use of cash in 2006 primarily reflected the Lyondell acquisition of CITGO’s 41.25% share of Houston Refining for $2,505 million.

In connection with the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Lyondell sold certain non-U.S. subsidiaries to the Basell Group for net cash proceeds of $592 million and $668 million of debt payable to Lyondell by one of the subsidiaries.  Lyondell made advances to the Basell Group of $166 million under a loan agreement maturing in 2014 and $135 million pursuant to a current account agreement with the Basell Group (see Note 7 to the Consolidated Financial Statements).  Other investing activities included capital expenditures of $517 million, $94 million of tax reimbursements to CITGO related to the August 16, 2006 acquisition of CITGO’s 41.25% share of Houston Refining and $97 million of payments to discontinued operations primarily to fund working capital increases.

In 2006, Lyondell purchased CITGO’s 41.25% interest in Houston Refining, making cash payments of $2,558 million, less cash acquired of $53 million.  The cash payments of $2,558 million consisted of: $1,629 million for the acquisition of the 41.25% interest in Houston Refining, the acquisition of working capital of $145 million, $445 million to repay and terminate Houston Refining’s $450 million term loan facility, including accrued interest of $4 million, $39 million to repay a loan payable to CITGO, including $4 million of accrued interest, and $300 million related to the termination of the previous crude supply agreement.  As part of the transaction, Houston Refining and PDVSA Oil terminated the previous crude supply agreement and entered into a new crude oil contract.  See “Financing Activities” below for related financing activities and “Liquidity and Capital Resources” for a description of the new crude oil contract.

The cash provided in 2005 primarily reflected net payments and distributions from the inorganic chemicals business of $269 million related to the repatriation of earnings of non U.S. subsidiaries. See discussion of discontinued operations below.

Index to the Consolidated Financial Statements

The following table summarizes capital expenditures and capital-related contributions to joint ventures as well as 2008 planned capital spending for continuing operations.

Millions of dollars	Plan 2008	2007	2006	2005
Capital expenditures by segment:
Chemicals, including contributions to PO Joint Ventures	$193	$326	$231	$194
Polymers	22	19	19	12
Fuels, including Houston Refining on a 100% basis	205	210	253	181
Other	8	9	5	5
Total capital expenditures by segment on a 100% basis	428	564	508	392

Less:
Houston Refining – through August 15, 2006	- -	- -	140	176
Contributions to PO Joint Ventures	8	47	22	20
Consolidated capital expenditures of Lyondell’s continuing operations	$420	$517	$346	$196

The higher 2007 and 2006 capital expenditure levels primarily reflected spending for environmental and regulatory requirements, base plant support, projects to improve manufacturing efficiency and projects directed toward profit enhancement.  The lower 2008 planned capital expenditures reflect lower spending for projects related to profit enhancement and regulatory requirements.

During 2006 and 2005, Lyondell made cash contributions of $64 million and $128 million, respectively, to and received $117 million and $183 million, respectively, of cash distributions in excess of earnings from Houston Refining.  The lower level of activity in 2006 was due to Lyondell’s consolidation of Houston Refining effective on August 16, 2006.

Net cash provided by investing activities in 2007 included the $1,089 million of net cash proceeds from the sale of Lyondell’s worldwide inorganic chemicals business, which were used to reduce debt.  See Note 4 to the Consolidated Financial Statements and “Financing Activities” below.

Investing activities of discontinued operations provided cash of $82 million in 2007 and used cash of $14 million in 2006 and $322 million in 2005.  During the 2007 period, funds received from continuing operations increased $57 million, while capital expenditures of discontinued operations decreased $38 million compared to the 2006 period.  The cash used in 2005 primarily reflected $269 million of payments and distributions to affiliates included in the continuing operations of Lyondell.  See discussion of continuing operations above.

Financing Activities—Financing activities of continuing operations used cash of $2,374 million in 2007, provided cash of $1,525 million in 2006 and used cash of $1,669 million in 2005.  The cash used in 2007 primarily reflected the acquisition of Lyondell by LyondellBasell Industries and the related repayment of long-term debt.  The cash provided in the 2006 period primarily reflected borrowing to finance Lyondell’s purchase of CITGO’s 41.25% interest in Houston Refining, partly offset by repayments of debt.  Cash used by financing activities in 2005 primarily reflected prepayment of long-term debt.

On December 20, 2007, in connection with the acquisition of Lyondell by LyondellBasell Industries, Lyondell and other subsidiaries of the Basell Group entered into a Senior Secured Credit Facility, including a six-year $2,000 million term loan A facility due 2013, a seven-year $7,550 million and €1,300 million term loan B facility due 2014 and a six-year $1,000 million multicurrency revolving credit facility due 2013.  Lyondell received net proceeds of $1,478 million and $7,361 million, respectively, under the A and B term loan facilities.

Index to the Consolidated Financial Statements

Also on December 20, 2007, Lyondell entered into a five-year $1,150 million Accounts Receivable Securitization Facility, and together with a subsidiary of the Basell Group entered into a five-year $1,000 million senior secured inventory-based credit facility, both of which mature in December 2012.  At December 31, 2007, Lyondell had $100 million outstanding under the senior secured inventory-based revolving credit facility and $1,000 million of sold accounts receivable outstanding under the Accounts Receivables Securitization Facility.

On December 20, 2007, Lyondell also received proceeds of $7,166 million and $717 million, respectively, from the Basell Group pursuant to a loan agreement that matures in 2014 and a credit line under a current account agreement with the Basell Group.

Borrowings under these new facilities were used to acquire the outstanding shares of Lyondell common stock and other equity instruments for $11,371 million, retire certain indebtedness of Lyondell and its subsidiaries, as discussed below, and pay related fees and expenses of $305 million.  Borrowings under the revolving credit facility may also be used for general corporate purposes.

On December 20, 2007, Lyondell retired $1,753 million principal amount outstanding under its $2.65 billion senior secured term loan and terminated its then-existing senior secured credit facility, including the term loan and a $1,055 million revolving credit facility, repaid $300 million principal amount outstanding under its then-existing $400 million Equistar inventory-based revolving credit facility and terminated that facility.  Lyondell also terminated its previous $150 million LCC accounts receivable sales facility and $600 million Equistar accounts receivable sales facility.

Pursuant to tender offers, Lyondell also repaid the following LCC and Equistar notes in December 2007 in the indicated principal amounts, totaling $3,978 million, and paid premiums totaling $489 million:

• $899 million of LCC’s 8.25% Senior Unsecured Notes due 2016,
• $872 million of LCC’s 8% Senior Unsecured Notes due 2014,
• $510 million of LCC’s 6.875% Senior Unsecured Notes due 2017,
• $324 million of LCC’s 10.5% Senior Secured Notes due 2013,
• $585 million of Equistar’s 8.75% Notes due 2009,
• $396 million of Equistar’s 10.625% Senior Notes due 2011, and
• $392 million of Equistar’s 10.125% Senior Notes due 2008.

In 2008, Lyondell called and repaid the remaining $31 million principal amount due under these notes that was not tendered, and paid premiums totaling $2 million.

In conjunction with the tender offers, on December 5, 2007, Lyondell obtained consents from holders of the tendered notes to effect certain proposed amendments to the indentures governing the notes, including the elimination of substantially all the restrictive covenants.

In 2007, prior to and as a result of the pending acquisition of Lyondell by LyondellBasell Industries, Lyondell repaid $106 million principal amount of the Millennium Chemicals Inc. (“Millennium”) 4% Senior Convertible Debentures using a combination of Lyondell common stock and cash valued at $380 million.  Pursuant to the indenture governing the Debentures, the Debentures were convertible at a conversion rate of 75.7633 Lyondell shares of common stock per one thousand dollar principal amount of the Debentures.  The remaining $44 million principal amount of the Debentures outstanding at December 31, 2007 was converted into cash of $158 million and paid in January 2008.

Index to the Consolidated Financial Statements

Also during 2007, Lyondell repaid $278 million principal amount of LCC’s 11.125% Senior Secured Notes due 2012, paying premiums totaling $18 million, and $18 million principal amount of the $2.65 billion LCC term loan due 2013.  Lyondell also obtained consents to a proposed amendment of a restrictive provision of the indenture related to its 10.5% Senior Secured Notes due 2013, which required Lyondell to refinance subordinated debt with new subordinated debt.  The amendment permitted the refinancing of subordinated debt with senior debt.  As a result, Lyondell issued $510 million principal amount of LCC 6.875% Senior Unsecured Notes due 2017, paying debt issuance costs of $8 million, and repaid, at par, the outstanding $500 million principal amount of LCC’s 10.875% Senior Subordinated Notes due 2009.

In 2007, Equistar also repaid $300 million principal amount of its 10.125% Senior Notes due 2008 and $300 million principal amount of its 10.625% Senior Notes due 2011, paying premiums totaling $32 million.  Also during 2007, Millennium repaid the remaining $373 million principal amount of its 9.25% Senior Notes due 2008, paying a premium of $13 million, and $4 million principal amount of its 7.625% Senior Debentures due 2026.

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

During August 2006, LCC entered into a senior secured credit facility that included a $2.65 billion, seven-year term loan and an $800 million, five-year revolving credit facility, incurring transaction costs of $43 million.  The purchase of CITGO’s 41.25% interest in Houston Refining was financed with $2,601 million of the proceeds of the term loan.  The $800 million, five-year revolving credit facility replaced LCC’s then-existing $475 million senior secured revolving credit facility and Houston Refining’s then-existing $150 million senior secured revolving credit facility.  In September 2006, LCC increased the amount under the revolving credit facility from $800 million to $1,055 million and reduced the then-current interest rate on the term loan from London Interbank Offered Rate (“LIBOR”) plus 2% to LIBOR plus 1.75%.

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

During the two-year period ended December 31, 2006, LCC amended and subsequently replaced its senior secured revolving credit facility, and amended its indentures and its then-existing accounts receivable sales facility; Equistar amended its then-existing inventory-based revolving credit facility and accounts receivable sales facility; and Millennium amended its then-existing $150 million senior secured revolving credit facilities, the previous credit facility and the indenture governing the 4% Convertible Senior Debentures.

Index to the Consolidated Financial Statements

Lyondell paid quarterly cash dividends of $0.225 per share of common stock totaling $229 million in 2007, $223 million in 2006 and $222 million in 2005.

Proceeds and related tax benefits from the exercise of stock options totaled $115 million in 2007, $34 million in 2006 and $48 million in 2005.  The tax benefits of the options exercised during 2007, 2006 and 2005 were $53 million, $7 million and $16 million, respectively.  As a result of the acquisition of Lyondell by LyondellBasell Industries, all outstanding options under Lyondell’s incentive plans vested and were cancelled in exchange for a cash payment of $109 million, which reflected the $48 per share merger consideration, less the exercise price of the options.

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

Financing activities of discontinued operations provided cash of $23 million in 2007, used cash of $34 million in 2006 and provided cash of $89 million in 2005.  During the 2007 period and prior to the May 15, 2007 sale of the worldwide inorganic chemicals business, $49 million was drawn on the €60 million credit facility in the U.K., while repayments included $20 million of the term loan in Australia and $6 million of other debt.  The 2005 and 2006 activity primarily reflects borrowing of $100 million in 2005 under the Australian senior term loan and related repayments of $29 million in 2006.

Liquidity and Capital Resources—Total debt, including current maturities, under which Lyondell is the primary obligor was $17,772 million as of December 31, 2007.  In addition, as a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Lyondell recognized in its financial statements $834 million of acquisition-related or push-down debt for which it is a guarantor, as described below, but is not the primary obligor (See notes 1 and 13).  Current maturities of long-term debt at December 31, 2007 included the annual amortization of $71 million and $75 million, respectively, for Lyondell’s term loans A and B, $100 million principal amount outstanding under Lyondell’s inventory-based credit facility, $158 million of Millennium’s 4% Senior Convertible Debentures and $31 million of untendered debt that has been called and paid.  Lyondell intends to reduce debt as market conditions permit.

LCC and certain of its subsidiaries, including Equistar and Millennium, are guarantors of certain of the Basell Group’s debt, including an $8,000 million Interim Loan, 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($736 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $500 million borrowed under term loan A and €1,287 million ($1,894 million) under term loan B.  The Interim Loan, together with proceeds from other borrowings, was used to finance the acquisition.  If not repaid prior to the 12 months tenure, the Interim Loan converts to a senior secured loan in December 2008 and is due December 2015.  The Interim Loan bears interest at LIBOR plus a margin that increases by 0.5% for each three-month period beginning in June 2008.  In addition, certain subsidiaries of LCC are guarantors under the senior secured inventory-based credit facility.

LCC also guarantees $150 million of Equistar debt, consisting of the 7.55% Debentures due 2026.  The level of debt and the limitations imposed by current or future debt agreements, as further discussed below and in Note 15 to the Consolidated Financial Statements could have significant consequences on Lyondell’s business and future prospects.

Subsequent to the acquisition of Lyondell, LyondellBasell Industries manages the cash and liquidity of Lyondell and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility.  The majority of the operating subsidiaries of LyondellBasell Industries, including Lyondell, have provided guarantees or collateral for the new debt of various LyondellBasell Industries subsidiaries totaling approximately $20 billion that was used primarily to acquire Lyondell.  Accordingly, the major bond rating agencies have assigned a corporate rating to LyondellBasell Industries as a group relevant to such borrowings.  Management believes this corporate rating is reflective of the inherent credit for Lyondell, as well as for the group as a whole.

Index to the Consolidated Financial Statements

In view of the interrelated nature of the credit and liquidity position of LyondellBasell Industries and its subsidiaries, and pursuant to Staff Accounting Bulletin Topic 5(j) of the Securities and Exchange Commission, Lyondell has recognized debt of $834 million for which it is not the primary obligor, but which it has guaranteed (the push-down debt), that was used in the acquisition of Lyondell by LyondellBasell Industries.

Lyondell’s consolidated balance sheet is levered and its available cash, access to additional capital and business and future prospects could be limited by its significant amount of debt and other financial obligations and the current condition of the capital markets.  Lyondell requires a significant amount of cash to service its indebtedness, and its ability to generate cash will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control.  In addition, Lyondell could be impacted by the operating performance and cash requirements of the subsidiaries of the Basell Group.

Lyondell’s near-term profitability, particularly in ethylene-related products, may continue to be impacted by the unpredictability of price movements in crude oil and other raw materials.  Strong heavy crude refining and ETBE/MTBE margins should continue with the approaching 2008 summer driving season.

Subsequent to December 31, 2007, LyondellBasell Industries’ incurred costs associated with the closing of its acquisition of Solvay's engineering plastics business and is expected to close the acquisition of Shell's refinery at Berre, France on April 1, 2008.  To ensure continuing financial flexibility on March 27, 2008, LyondellBasell Industries entered into a $750 million committed revolving line of credit with an affiliate of Access Industries.  Borrowings under the line are available to Lyondell and a subsidiary of the Basell Group.

Additionally, operating cash flows have been reduced by a number of anticipated requirements, including the usual first quarter seasonality patterns such as annual rebate settlements and bonus payments, coupled with scheduled one-time compensation and other payments in connection with the acquisition of Lyondell by LyondellBasell Industries.  First quarter operating cash flows have been further impacted by the unanticipated increase in raw material prices, which increased net working capital, and the somewhat weaker operating performance of Lyondell’s ethylene-related products business.

Lyondell believes that its cash balances, cash generated from operating activities, Lyondell’s ability to move cash among its wholly owned subsidiaries, funds from lines of credit and cash generated from funding under various liquidity facilities available to Lyondell through LyondellBasell Industries will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, and ongoing operations.

Index to the Consolidated Financial Statements

        On March 27, 2008, LyondellBasell Industries entered into a new senior unsecured $750 million, eighteen-month revolving credit facility, which may be extended by mutual agreement of the parties.  Lyondell and a subsidiary of the Basell Group are borrowers under the facility.  The $750 million revolving credit facility is in addition to the existing credit facilities available to Lyondell and is provided to Lyondell by Access Industries Holdings, LLC, an affiliate of the Access Group (see “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K).  The revolving credit facility has substantially the same terms as the Senior Secured Credit Facility except that it is unsecured and is not guaranteed by the subsidiaries of LyondellBasell Industries, including Lyondell.  As of March 28, 2008, there were no borrowings outstanding under the facility.  At each borrower’s option, loans under the revolving credit facility bear interest until the first full fiscal quarter commencing on or after June 30, 2008, at rates equal to LIBOR plus 6% or the higher of the (i) federal funds rate plus 0.5% and (ii) prime rate, plus, in each case, 5%.  Thereafter, interest rates will be adjusted, from time to time, based upon the First Lien Senior Secured Leverage Ratio as calculated at such time and as further described in the revolving credit facility.

In connection with the BASF Corporation lawsuit described in the “Litigation” section of Note 20 to the Consolidated Financial Statements, Lyondell posted appeal bonds, which are collateralized by a $200 million letter of credit issued under the inventory-based credit facility.

In April 2006, Lyondell was granted an arbitration award related to a commercial dispute with Bayer AG and Bayer Corporation (collectively, “Bayer”).  The award, which has not been recognized in earnings, pertains to several issues related to the U.S. PO and PO technology joint ventures and included declaratory judgment in Lyondell’s favor concerning interpretation of the contract provisions at issue.  Lyondell was awarded $121 million through June 30, 2005, plus interest and costs of arbitration.  Post-judgment interest on the award continues to accrue.  In August 2006, Lyondell filed a motion in federal district court in Texas to enforce the award, and Bayer subsequently filed motions and other proceedings to vacate or otherwise attack the arbitration award.  These motions and proceedings are still pending.

As part of the Houston Refining acquisition, the previous crude supply agreement was terminated for a payment by Houston Refining to PDVSA of $300 million, and the parties entered into a new crude oil contract.  The new crude oil contract, which provides for the purchase and supply of 230,000 barrels per day of heavy, high sulfur crude oil, extends through 2011 and year to year thereafter.  The contract contains market-based pricing, which is determined using a formula reflecting published market indices.  The pricing is designed to be consistent with published prices for similar grades of crude oil.

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business in a transaction valued at approximately $1.3 billion, including the acquisition of working capital and the assumption of certain liabilities directly related to the business.  In conjunction with this transaction, Lyondell determined that the carrying value of goodwill associated with the inorganic chemicals business was impaired at December 31, 2006, resulting in a charge to Lyondell’s 2006 earnings and a reduction of the carrying value of the goodwill of $545 million.  The inorganic chemicals business’ 2006 annual sales were approximately $1.4 billion and total assets at December 31, 2006 were $1.8 billion, of which $316 million was the remaining goodwill.

In November 2007, Moody’s Investors Service (“Moody’s”) lowered its ratings for LyondellBasell Industries to B1 to reflect the substantial amount of debt assumed by LyondellBasell Industries in its acquisition of Lyondell.  At December 31, 2007, Lyondell had cash on hand of $370 million, which included $51 million of cash held by Millennium’s continuing operations and $60 million of cash held by Equistar.  Total unused availability under various liquidity facilities available to Lyondell was $1,614 million as of December 31, 2007, after giving effect to a total minimum unused availability requirement of $100 million under the Accounts Receivable Securitization Facility and the senior secured inventory-based credit facility, and included the following:

•
$980 million under a $1,000 million senior secured multicurrency revolving credit facility, which matures in December 2013.  Availability under the revolving credit facility is reduced to the extent of outstanding borrowings by Lyondell and its co-borrowers under the credit facility and outstanding letters of credit provided under the credit facility, which totaled $20 million as of December 31, 2007.  Lyondell had no outstanding borrowings under the revolving credit facility at December 31, 2007.

Index to the Consolidated Financial Statements

•
$150 million under Lyondell’s $1,150 million Accounts Receivable Securitization Facility, which matures in December 2012.  The agreement currently permits the sale of up to $1,150 million of total interest in domestic accounts receivable of LCC, Equistar and Houston Refining.  The outstanding amount of accounts receivable sold under the Accounts Receivable Securitization Facility was $1,000 million at December 31, 2007.

•
$584 million in total under a five-year $1,000 million senior secured inventory-based credit facility of Lyondell and a subsidiary of the Basell Group, after giving effect to the borrowing base net of $316 million of outstanding letters of credit under the inventory-based credit facility as of December 31, 2007.  The borrowing base is determined using a formula applied to inventory balances.  Lyondell’s outstanding borrowing under the inventory-based credit facility at December 31, 2007 was $100 million.

LCC Debt and Accounts Receivable Securitization Facility—As noted above under “Financing Activities,” on December 20, 2007, Lyondell entered into a five-year $1,150 million Accounts Receivable Securitization Facility and together with other affiliates in the Basell Group entered into a Senior Secured Credit Facility and a five-year $1,000 million senior secured inventory-based credit facility.  At the option of Lyondell, the Accounts Receivable Securitization Facility, and at the option of Lyondell and one of its affiliates in the Basell Group, the senior secured inventory-based credit facility, may be increased, provided that the total aggregate amount of increase in the Accounts Receivable Securitization Facility and the senior secured inventory-based credit facility does not exceed $600 million.

The Senior Secured Credit Facility, Accounts Receivable Securitization Facility, senior secured inventory-based credit facility and the Senior Secured Interim Loan contain restrictive covenants, including covenants that establish maximum levels of annual capital expenditures and require the maintenance of specified financial ratios by LyondellBasell Industries on a consolidated basis.  These covenants, as well as debt guarantees, are described in Note 15 to Lyondell’s Consolidated Financial Statements.  See “Effects of a Breach” below for discussion of the potential impact of a breach of these covenants.

Equistar Debt and Accounts Receivable Sales Facility—On December 20, 2007, Lyondell, entered into a five-year $1,150 million Accounts Receivable Securitization Facility.  Concurrently, Equistar entered into a receivable sales agreement with Lyondell, which matures in December 2012.  Also on December 20, 2007, Equistar, together with Lyondell and an affiliate of the Basell Group, entered into a five-year $1,000 million senior secured inventory-based credit facility, which matures in December 2012.  See “LCC Debt and Accounts Receivable Sales Facility” section above for a description of these facilities.

The indenture governing Equistar’s 7.55% Notes due 2026 contains restrictive covenants.  These covenants are described in Note 15 to Lyondell’s Consolidated Financial Statements.

Millennium Debt—Millennium’s indentures contain certain covenants; however Millennium is no longer prohibited from making certain restricted payments, including dividends to Lyondell, nor is it required to maintain financial ratios as a result of the repayment in June 2007 of its 9.25% Senior Notes due 2008.  The remaining covenants are described in Note 15 to Lyondell’s Consolidated Financial Statements.

In connection with Lyondell’s acquisition by LyondellBasell Industries on December 20, 2007, Millennium amended the indenture governing its 4% Convertible Senior Debentures, as required, to reflect a conversion amount for each $1,000 principal amount of Debentures equal to the consideration to be issued in the acquisition to holders of Lyondell common stock; and pursuant to the indenture, the Debentures were convertible at a conversion rate of 75.7633 Lyondell shares per one thousand dollar principal amount of the Debentures.  In 2007, prior to and as a result of the pending acquisition of Lyondell by LyondellBasell Industries, Millennium repaid $106 million principal amount of the Debentures using a combination of Lyondell common stock and cash valued at $380 million.  The $44 million principal amount of the Debentures outstanding at December 31, 2007 was converted into cash of $158 million and paid in January 2008.

Index to the Consolidated Financial Statements

Millennium’s revolving credit facilities of $125 million in the U.S., $25 million in Australia and €60 million in the U.K. and term loan in Australia were variously secured by equity interests in and assets of Lyondell’s worldwide inorganic chemicals business.  In May 2007, these facilities were repaid and terminated by Lyondell, as required, using proceeds of the sale of the inorganic chemicals business.  See Note 4 to Lyondell’s Consolidated Financial Statements for debt of discontinued operations.

Joint Venture Debt—As part of the August 2006 purchase of CITGO’s 41.25% interest in Houston Refining, Houston Refining’s $450 million senior secured term loan facility, $150 million senior secured revolving credit facility and $35 million loan payable to CITGO were repaid and terminated.  Houston Refining no longer has any debt to unaffiliated parties.  As a result of the purchase, Houston Refining is a wholly owned subsidiary of Lyondell.

Effects of a Breach—A breach by LCC or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Senior Secured Credit Facility, Interim Loan, Inventory-Based Credit Facility, Accounts Receivable Securitization Facility or other indebtedness of LCC or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facility and the Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the Accounts Receivable Securitization Facility may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Credit Facility and the Interim Loan and the counterparties under the Inventory-Based Credit Facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes Lyondell’s available cash.  In certain situations to avoid a potential default, LCC may be required to make mandatory prepayments under related party loans.  If the obligations under the Senior Secured Credit Facility, Interim Loan, Inventory-Based Credit Facility, Accounts Receivable Securitization Facility or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result LCC or one or more of its subsidiaries could be forced into bankruptcy or liquidation.  In addition, if Lyondell were unable generally to pay its debts as they become due, PDVSA Oil would have the right to terminate its crude oil contract with Lyondell’s subsidiary Houston Refining.  See “Lyondell’s crude oil contract with PDVSA Oil is subject to the risk of enforcing contracts against non-U.S. affiliates of a sovereign nation and political, force majeure and other risks.”

Off-Balance Sheet Arrangements—The Securities and Exchange Commission (“SEC”) has described various characteristics to identify contractual arrangements that would fall within the SEC’s definition of off-balance sheet arrangements.  Lyondell is a party to a $1,150 million Accounts Receivable Securitization Facility, which matures in December 2012, that has some of those characteristics.

Pursuant to the facility, Lyondell sells, through a wholly owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, interests in a pool of domestic accounts receivable to financial institutions participating in the facility.  Lyondell is responsible for servicing the receivables.  The amount of interests in the pool of receivables permitted to be sold is determined by formula.  The agreement currently permits the sale of up to $1,150 million of total interest in the domestic accounts receivable of LCC, Equistar and Houston Refining.  The Accounts Receivable Securitization Facility may, at the option of Lyondell, be increased by $600 million, which amount would decline by the increase in the inventory-based revolving credit facility.  At December 31, 2007, the outstanding amount of receivables sold under the facility was $1,000 million.  Accounts receivable in the consolidated balance sheets are reduced by the sales of interests in the pool.

The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle.  The availability of the Accounts Receivable Securitization Facility provides one element of Lyondell’s ongoing sources of liquidity and capital resources.  Upon termination of the facility, cash collections related to accounts receivable then in the pools would first be applied to the outstanding interests sold, but Lyondell would in no event be required to repurchase such interests.  See Note 10 to the Consolidated Financial Statements for additional accounts receivable information.

Index to the Consolidated Financial Statements

Other obligations that do not give rise to liabilities that would be reflected in Lyondell’s balance sheet are described below under “Purchase Obligations” and “Operating Leases.”

Contractual and Other Obligations—The following table summarizes, as of December 31, 2007, Lyondell’s minimum payments for long-term debt, and contractual and other obligations for the next five years and thereafter.

		Payments Due By Period
Millions of dollars	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$9,889	$435	$147	$325	$301	$413	$8,268
Related party borrowings:
Related party borrowings of Lyondell	7,883	717	- -	- -	- -	- -	7,166
Push-down debt	834	- -	- -	- -	- -	- -	834
Interest on long-term debt	5,652	820	797	781	751	725	1,778
Interest on related party borrowings:
Interest on related party borrowings of Lyondell	9,654	713	847	991	1,134	1,277	4,692
Push-down debt	1,124	83	99	115	132	149	546
Pension benefits:
PBO	1,515	109	102	103	103	111	987
Assets	(1,455)	- -	- -	- -	- -	- -	(1,455)
Funded status	60
Other postretirement benefits	254	18	18	19	20	20	159
Advances from customers	175	37	28	26	23	10	51
Other	375	12	36	34	29	28	236
Deferred income taxes	3,884	77	60	204	230	246	3,067
Other obligations:
Purchase obligations	6,590	724	659	648	645	636	3,278
Operating leases	1,312	257	212	159	118	67	499
Total	$47,695	$4,012	$3,005	$3,405	$3,486	$3,682	$30,105

Long-Term Debt—Lyondell’s long-term debt includes credit facilities of Lyondell and the Basell Group and debt obligations of LCC, including obligations to affiliates of the Basell Group, as well as debt obligations of Lyondell’s wholly owned subsidiaries, Equistar and Millennium.  See Note 15 to the Consolidated Financial Statements for a discussion of covenant requirements under the credit facilities and indentures and additional information regarding long-term debt.

Related Party Borrowings—Lyondell’s related party borrowings include obligations to affiliates of the Basell Group under which Lyondell is the primary obligor and $834 million of push-down debt for which Lyondell is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell.

Interest—The long-term debt and related party debt agreements contain provisions for the payment of monthly, quarterly or semi-annual interest at a stated rate of interest over the term of the debt.  These payment obligations, including interest on push-down debt for which Lyondell is not the primary obligor, are reflected in the table above.  Lyondell does not anticipate that it will be required to fund all or part of the obligations related to push-down debt.

Index to the Consolidated Financial Statements

Pension Benefits—Lyondell maintains several defined benefit pension plans, as described in Note 18 to the Consolidated Financial Statements.  At December 31, 2007, the projected benefit obligation for Lyondell’s pension plans, including Equistar and Millennium plans, exceeded the fair value of plan assets by $60 million.  Subject to future actuarial gains and losses, as well as actual asset earnings, Lyondell, together with its consolidated subsidiaries, will be required to fund the $60 million, with interest, in future years.  Lyondell’s pension contributions, including discontinued operations, were $264 million in 2007, $210 million in 2006 and $131 million in 2005.  Required contributions for continuing operations are expected to be approximately $11 million in 2008.  Estimates of pension benefit payments through 2012 are included in the table above.

Other Postretirement Benefits—Lyondell provides other postretirement benefits, primarily medical benefits to eligible participants, as described in Note 18 to the Consolidated Financial Statements.  Other postretirement benefits are unfunded and are paid by Lyondell as incurred.  Estimates of other postretirement benefit payments through 2012 are included in the table above.

Advances from Customers—Lyondell received advances from customers in prior years in connection with long-term sales agreements under which Lyondell is obligated to deliver product primarily at cost-based prices.  These advances are treated as deferred revenue and will be amortized to earnings as product is delivered over the remaining terms of the respective contracts, which primarily range from 4 to 13 years.  The unamortized long-term portion of such advances totaled $142 million and $220 million as of December 31, 2007 and 2006, respectively.

Other—Other primarily consists of accruals for environmental remediation costs and obligations under deferred compensation arrangements.

Deferred Income Taxes—The scheduled settlement of the deferred tax liabilities shown in the table is based on the scheduled reversal of the underlying temporary differences.  Actual cash tax payments will vary dependent upon future taxable income.

Purchase Obligations—Lyondell is party to various obligations to purchase products and services, principally for utilities and industrial gases.  These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements.  Included in purchase obligations is a commitment to reimburse Rhodia for the costs of operating the TDI facility at Pont de Claix, France, through March 2016.  The Rhodia obligations, denominated in euros, include fixed and variable components.  The actual future obligation will vary with fluctuations in foreign currency exchange rates, market prices of raw materials and other variable cost components such as utility costs.  Approximately 18% to 23% of the annual payments shown in the table above are subject to such variability.  See the “Commitments” section of Note 20 to the Consolidated Financial Statements for a description of Lyondell’s commitments and contingencies, including these purchase obligations.

Operating Leases—Lyondell leases various facilities and equipment under noncancelable lease arrangements for various periods.  See Note 16 to the Consolidated Financial Statements for related lease disclosures.

CURRENT BUSINESS OUTLOOK

Thus far in 2008, global business fundamentals remain similar to those in the fourth quarter 2007 in the chemicals segment, with raw material and energy costs continuing their upward climb, creating significant margin pressure in ethylene and ethylene derivative products.  The PO and PO derivative product sales volumes, margins and overall business conditions are generally more stable.  Polymer segment sales volumes are somewhat depressed due to weaker demand in North America, but export sales volumes remain strong driven by global demand and the weak U.S. dollar.  Heavy crude refining margins are comparable to prior years, while MTBE/ETBE margins are strong thus far in the first quarter 2008.

The near-term direction of crude oil and other raw material price movements remains unclear.  This unpredictability may continue to impact Lyondell’s near-term profitability, particularly in ethylene-related products.  Strong heavy crude refining and MTBE/ETBE margins should continue.

Index to the Consolidated Financial Statements

RELATED PARTY TRANSACTIONS

As a result of the July 16, 2007 agreement and plan of merger, Lyondell began reporting transactions with the Basell Group as related party transactions beginning with the third quarter 2007.  Lyondell also conducts transactions with Occidental, which was considered a related party during the 2007 Predecessor period as a result of Occidental’s representation on Lyondell’s Board of Directors.

Lyondell also conducted transactions with Houston Refining prior to Lyondell’s August 16, 2006 purchase of its partner’s 41.25% interest in Houston Refining (see Notes 7 and 8).  These transactions are continuing; however, subsequent to August 16, 2006, these transactions are eliminated in the Consolidated Financial Statements of Lyondell.

Houston Refining also makes purchases of product from Occidental.  Subsequent to August 16, 2006, transactions during the Predecessor period between Houston Refining and Occidental are reported as Lyondell related party transactions.

Lyondell believes that such transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s-length basis.  See Note 7 to the Consolidated Financial Statements for further discussion of related party transactions involving the Basell Group, Occidental, Lyondell, and Houston Refining.

CRITICAL ACCOUNTING POLICIES

Lyondell applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the U.S.  Lyondell’s more critical accounting policies include those related to the basis of presentation, long-lived assets, including the costs of major maintenance turnarounds and repairs, the valuation of goodwill, accruals for long-term employee benefit costs such as pension and other postretirement costs, liabilities for anticipated expenditures to comply with environmental regulations, and accruals for taxes based on income.  Inherent in such policies are certain key assumptions and estimates made by management.  Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment.  These critical accounting policies have been discussed with Lyondell’s Board of Directors.  Lyondell’s significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements.

Basis of Presentation—As a result of Lyondell’s acquisition by LyondellBasell Industries on December 20, 2007, Lyondell’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  The revaluations included Lyondell’s long-lived assets and goodwill and related accruals for taxes based on the estimated deductibility of the new values assigned.  The values assigned involved the use of assumptions, estimates and judgments based on known conditions as of the acquisition date and available information at the time of the preparation of these consolidated financial statements.  As the acquisition occurred on December 20, 2007, information is still being acquired and analyzed to finalize the allocation of the purchase price to assets and liabilities acquired.  Accordingly, the purchase price allocation is preliminary.  Subsequent adjustment to finalize the purchase price allocation is not expected to be material.

The consolidated financial statements include the accounts of Lyondell and its subsidiaries.  Investments in joint ventures where Lyondell exerts a certain level of management control, but lacks full decision making ability over all major issues, are accounted for using the equity method.  Governance for Lyondell’s major unconsolidated joint venture, Houston Refining prior to August 16, 2006, was generally based on equal representation from the partners who jointly controlled certain key management decisions.  These included approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of executive management of the joint venture.  Accordingly, Lyondell’s investment in Houston Refining prior to August 16, 2006 was carried on the equity method, even though Lyondell’s ownership percentage exceeded 50%.

Index to the Consolidated Financial Statements

Long-Lived Assets—With respect to long-lived assets, key assumptions included the estimates of the asset fair values and useful lives at the acquisition date and the recoverability of carrying values of fixed assets and other intangible assets, as well as the existence of any obligations associated with the retirement of fixed assets.  Such estimates could be significantly modified and/or the carrying values of the assets could be impaired by such factors as new technological developments, new chemical industry entrants with significant raw material or other cost advantages, uncertainties associated with the U.S. and world economies, the cyclical nature of the chemical and refining industries, and uncertainties associated with governmental actions, whether regulatory or, in the case of Houston Refining, with respect to the new crude oil contract.

To reflect economic and market conditions, from time to time Lyondell may temporarily idle manufacturing facilities.  Assets that are temporarily idled are reviewed for impairment at the time they are idled, and at least annually thereafter.  Lyondell had no major idled facilities as of December 31, 2007, nor did earnings for 2007 include any charges related to impairment.

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

Earnings for 2005 included pretax charges of $195 million for a reduction of the carrying value of Lyondell’s Lake Charles, Louisiana, TDI plant and related assets.  The charges, as well as a decision to cease TDI production at the plant, reflected the facility’s poor financial results and Lyondell’s projections of future plant capital requirements, high energy and raw material costs and low industry capacity utilization rates, which made it commercially impracticable to continue production of TDI at the plant.  Hurricane Rita contributed to the decision, as it damaged the plant and contributed to increased energy costs.  The net book value of the long-lived assets included in Lyondell’s investment in its other TDI facility, which is operated by Rhodia in Pont de Claix, France is $102 million.  Based on current operating profits in the TDI business, as well as estimates of expected future cash flows, the book value of this investment is not believed to be impaired at December 31, 2007.

The estimated useful lives of long-lived assets range from 3 to 30 years.  Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $907 million in 2007.  Based upon the estimated fair values and re-assessed useful lives at December 20, 2007, the depreciation and amortization would be $1,314 million per year.  If the useful lives of the assets were found to be shorter than originally estimated, depreciation and amortization charges would be accelerated over the revised useful life.

Lyondell defers the costs of major periodic maintenance and repair activities (“turnarounds”) in excess of $5 million, amortizing such costs over the period until the next expected major turnaround of the affected unit.  During 2007, 2006 and 2005, cash expenditures of approximately $146 million, $71 million and $67 million, respectively, were deferred and are being amortized, predominantly over 4 to 7 years.  Amortization in 2007, 2006 and 2005, of previously deferred turnaround costs was $89 million, $63 million and $56 million, respectively.  Additional information on long-lived assets, deferred turnaround costs and related depreciation and amortization appears in Note 12 to the Consolidated Financial Statements.

Goodwill—Goodwill of $5,247 million at December 31, 2007 represents the excess of purchase price paid by LyondellBasell Industries over the fair value assigned to the net tangible and identifiable intangible assets of Lyondell.  Lyondell evaluates the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value.  Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit.

Index to the Consolidated Financial Statements

The recoverability of Lyondell’s goodwill is dependent upon the future valuations associated with its reporting units, which could change significantly based upon business performance or other factors.

In conjunction with Lyondell’s sale of its worldwide inorganic chemicals business, discussed in Note 4 to the Consolidated Financial Statements, Lyondell determined that the carrying value of goodwill associated with the inorganic chemicals business was impaired at December 31, 2006.  Accordingly, Lyondell’s 2006 income from discontinued operations reflected a charge of $545 million to recognize impairment of the carrying value of the goodwill related to this business.

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

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis.  The discount rate is a current rate, related to the rate at which the liabilities could be settled.  Lyondell’s assumed discount rate is based on average rates published by Moody’s and Merrill Lynch for high-quality (Aa rating) ten-year fixed income securities.  For the purpose of measuring the U.S. benefit obligations at December 31, 2007, Lyondell increased its assumed discount rate from 5.75% to 6.25%, reflecting market interest rates at December 31, 2007.  The 6.25% rate also will be used to measure net periodic benefit cost during 2008.  A one percentage point reduction in the assumed discount rates would increase Lyondell’s benefit obligation for pensions and other postretirement benefits by approximately $194 million, and would not have a material effect on Lyondell’s net income.

The benefit obligation and the periodic cost of other postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits.  As of December 31, 2007, the assumed rate of increase was 9% for 2008 decreasing 1% per year to 5% in 2012 and thereafter.  A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost, due to limits on Lyondell’s maximum contribution level under the medical plan.

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

Lyondell’s expected long-term rate of return on U.S. plan assets of 8% is based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time.  The expectation is based on an asset allocation of 55% U.S. equity securities (8.9% expected return), 15% non-U.S. equity securities (9% expected return), 25% fixed income securities (6% expected return), and 5% real estate investments (8.3% expected return) recommended by the advisor, and has been adopted for the plans.  The actual return on plan assets in 2007 was 9%.

The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets.  Management’s goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility.  Based on the market value of plan assets at December 31, 2007, a one percentage point decrease in this assumption for Lyondell would decrease Lyondell’s net income by approximately $9 million.

Index to the Consolidated Financial Statements

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

As of December 31, 2007, Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $207 million.  The liabilities for individual sites range from less than $1 million to $145 million, and remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.  See Note 20 to the Consolidated Financial Statements for further discussion of environmental remediation matters.

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

ACCOUNTING AND REPORTING CHANGES

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51, which establishes new accounting and disclosure requirements for noncontrolling, or minority, interests, including their classification as a separate component of equity and the adjustment of net income to include amounts attributable to minority interests.  Statement 160 also establishes new accounting standards requiring recognition of a gain or loss upon deconsolidation of a subsidiary.  SFAS No. 160 will be effective for Lyondell beginning in 2009, with earlier application prohibited.

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which requires  an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions.  SFAS No. 141 (revised 2007) will change the accounting treatment for certain specific items, including: expensing of most acquisition and restructuring costs; recording acquired contingent liabilities, in-process research and development and noncontrolling, or minority, interests at fair value; and recognizing changes in income tax valuations and uncertainties after the acquisition date as income tax expense.  SFAS No. 141 (revised 2007) also includes new disclosure requirements.  For Lyondell, SFAS No. 141 (revised 2007)  will apply to business combinations with acquisition dates beginning in 2009.  Earlier adoption is prohibited.

Although certain past transactions, including the acquisition of Lyondell by LyondellBasell Industries, would have been accounted for differently under SFAS No. 160 and SFAS No. 141 (revised 2007), application of these statements in 2009 will not affect historical amounts.

Index to the Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items.  SFAS No. 159 is effective for Lyondell beginning in 2008.  Lyondell does not expect the application of SFAS No. 159 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities.  The effective date for Lyondell would be at the beginning of 2009.  Lyondell is currently evaluating the effect of SFAS No. 157 on its consolidated financial statements.

Lyondell adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN No. 48, Lyondell recognized a $47 million increase in the liability related to uncertain income tax positions, which was accounted for as a $41 million increase in goodwill related to the acquisition of Millennium, a $4 million increase in deferred tax assets and a $2 million increase of the January 1, 2007 balance of retained deficit (see Note 19).

        Effective December 31, 2006, Lyondell adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R, which primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur.  Lyondell’s application of SFAS No. 158 as of December 31, 2006 to its continuing operations resulted in increases of $21 million and $105 million in its current and long-term benefit liabilities, respectively, a decrease of $1 million in other assets, a decrease of $35 million in deferred tax liabilities and an increase of $92 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006 (see Note 18).

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

Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $207 million as of December 31, 2007.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.  The liabilities for individual sites range from less than $1 million to $145 million.  The $145 million liability relates to the Kalamazoo River Superfund Site.  See “Critical Accounting Policies” above and the “Environmental Remediation” section of Note 20 to the Consolidated Financial Statements for additional discussion of Lyondell’s liabilities for environmental remediation, including the liability related to the Kalamazoo River Superfund Site.

Lyondell also makes capital expenditures to comply with environmental regulations.  Capital expenditures for regulatory compliance in 2007, 2006 and 2005 totaled approximately $156 million, $127 million and $82 million, respectively.  The 2007 and 2006 spending included Houston Refining prospectively from August 16, 2006.  Capital expenditures by Houston Refining (on a 100% basis) for regulatory compliance in 2007, 2006 and 2005 were $101 million, $134 million and $106 million, respectively.

Index to the Consolidated Financial Statements

Lyondell currently estimates that environmentally related capital expenditures at its facilities will be approximately $65 million in 2008 and $30 million in 2009.

The significant increases in planned and actual capital expenditures in 2007, 2006 and 2005 reflected increased spending on projects related to air emission reductions, low sulfur fuels and wastewater management, principally at Lyondell’s Gulf Coast plants.  Under the Clean Air Act, the eight-county Houston/Galveston region was designated a severe non-attainment area for ozone by the Environmental Protection Agency (“EPA”).  Emission reduction controls were installed at Lyondell’s refinery (“Refinery”) and each of its ten facilities in the Houston/Galveston region to comply with the November 2007 deadline.  Also, under the Clean Air Act, the EPA adopted new standards for gasoline that required refiners to produce a low sulfur gasoline by 2006 and ultra low sulfur diesel  by the end of 2009.  The Refinery met the 2006 low sulfur gasoline compliance target and complied with a requirement to produce 80% of on-road diesel fuel as ultra low sulfur diesel by June 2006.

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

During 2007 and 2006, Lyondell entered into futures contracts, with respect to purchases of crude oil and sales of gasoline and heating oil, and settled futures positions of 1,330 million gallons and 148 million gallons, respectively, of gasoline and heating oil, which resulted in net gains of $53 million and $1 million, respectively.  Lyondell also settled futures contracts of 4 million barrels of crude oil during 2007, resulting in a net gain of $3 million.  Also during 2007, Lyondell entered into futures contracts designated as cash flow hedges to offset the effect of changes in the price of silver used as catalyst in the production process.  Gains, related to these cash flow hedges, of less than $1 million were deferred in Accumulated Other Comprehensive Income (“AOCI”) as of December 31, 2007.

At December 31, 2007, futures contracts for 20 million gallons of gasoline and heating oil in the notional amount of $46 million that matured in February and March of 2008, and futures contracts for 1 million troy ounces of silver in the notional amount of $15 million, maturing in September 2008, were outstanding.  At December 31, 2006, futures contracts for 12 million gallons of gasoline in the notional amount of $20 million and 900 thousand barrels of crude oil in the notional amount of $56 million, maturing in February and March 2007, were outstanding.  The fair value, based on quoted market prices, resulted in a net payable of less than $1 million and $3 million at December 31, 2007 and 2006.

Using sensitivity analysis and hypothetical unfavorable changes in market prices ranging from 16% to 30% from those in effect at December 31, 2007, the effect would be to reduce net income by approximately $4 million.  The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

Index to the Consolidated Financial Statements

During 2005, the derivative transactions were not significant compared to Lyondell’s overall inventory purchases and product sales.

FOREIGN EXCHANGE RISK

Lyondell manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates.  Costs in some countries are incurred, in part, in currencies other than the applicable functional currency.  Lyondell utilizes forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables.  These derivatives generally are not designated as hedges for accounting purposes.  There were no outstanding foreign currency forward, swap or option contracts at December 31, 2007 and 2006.

INTEREST RATE RISK

Lyondell is exposed to interest rate risk with respect to variable rate debt.  At December 31, 2007, Lyondell had $17,867 million of outstanding variable rate debt, including $7,883 million of related party debt and $834 million of push-down debt for which Lyondell is not the primary obligor, but which it has guaranteed and which was used by LyondellBasell Industries in the acquisition of Lyondell.  Using sensitivity analysis and a hypothetical 10% increase in interest rates from those in effect at year end, the increase in annual interest expense on the variable-rate debt would reduce net income by approximately $105 million.

Derivative instruments have been used selectively to manage the ratio of fixed- to variable-rate debt.  Pursuant to the Senior Secured Credit Facility (see Note 15 to the Consolidated Financial Statements), the borrowers are required to enter into hedging arrangements to reduce interest rate risk exposure.  The hedging arrangements are to cover at least 50% of LyondellBasell Industries total debt, with certain exclusions, for at least three years.  Therefore, Lyondell and other LyondellBasell Industries subsidiaries that are borrowers under the Senior Secured Credit Facility must enter into and maintain hedging arrangements to collectively meet that requirement.

In 2007, Lyondell terminated all of its outstanding interest rate swap agreements upon repayment of the underlying debt and recorded a loss of $2 million.  Accordingly, at December 31, 2007, there were no outstanding interest rate swap agreements.  At December 31, 2006, interest rate swap agreements in the notional amount of $175 million were outstanding, which were designated as fair-value hedges of underlying fixed-rate obligations.  The fair value of these interest rate swap agreements was an obligation of $3 million at December 31, 2006, resulting in a decrease in the carrying value of long-term debt and the recognition of a corresponding liability.

Index to the Consolidated Financial Statements

Item 8.  Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

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

Lyondell management assessed the effectiveness of Lyondell’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on its assessment, Lyondell’s management has concluded that Lyondell’s internal control over financial reporting was effective as of December 31, 2007 based on those criteria.

The effectiveness of Lyondell’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Index to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
of Lyondell Chemical Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, of stockholder's equity and cash flows present fairly, in all material respects, the financial position of Lyondell Chemical Company and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the period from December 21, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Houston, Texas
March 27, 2008

Index to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Lyondell Chemical Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Lyondell Chemical Company and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the period January 1, 2007 to December 20, 2007, and the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans in 2006 and the manner in which accounts for uncertain tax positions in 2007.

/s/  PricewaterhouseCoopers LLP

Houston, Texas
March 27, 2008

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor
	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
Millions of dollars, except per share data	2007	2007	2006	2005
Sales and other operating revenues:
Trade	$927	$26,889	$19,548	$15,558
Related parties	2	785	1,334	1,699
	929	27,674	20,882	17,257
Operating costs and expenses:
Cost of sales	950	25,555	18,555	15,307
Asset impairments	- -	- -	106	195
Selling, general and administrative expenses	8	697	509	437
Research and development expenses	2	72	72	70
Purchased in-process research and development	95	- -	- -	- -
Acquisition-related costs	- -	62	- -	- -
	1,055	26,386	19,242	16,009
Operating income (loss)	(126)	1,288	1,640	1,248
Interest expense:
Related parties	(33)	- -	- -	- -
Other	(23)	(614)	(648)	(634)
Interest income:
Related parties	3	- -	- -	- -
Other	1	33	39	32
Other income (expense), net:
Related parties	10	- -	- -	- -
Other	(1)	(539)	37	(37)
Income (loss) before equity investments and income taxes	(169)	168	1,068	609
Income from equity investments:
Houston Refining LP	- -	- -	73	123
Other	- -	2	5	1
	- -	2	78	124
Income (loss) from continuing operations before income taxes	(169)	170	1,146	733
Provision for (benefit from) income taxes	(23)	86	410	193
Income (loss) from continuing operations	(146)	84	736	540
Loss from discontinued operations, net of tax	- -	(85)	(550)	(9)
Net income (loss)	$(146)	$(1)	$186	$531

See Notes to the Consolidated Financial Statements.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
Millions, except shares and par value data	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$370	$401
Deposits with related party	135	- -
Accounts receivable:
Trade, net	1,212	1,837
Related parties	165	95
Inventories	3,354	1,877
Prepaid expenses and other current assets	232	147
Note receivable from related party	2	- -
Deferred tax assets	- -	102
Current assets held for sale	- -	687
Total current assets	5,470	5,146
Property, plant and equipment, net	12,504	8,542
Investments and long-term receivables:
Investment in PO joint ventures	564	778
Note receivable from related party	835	- -
Other	187	115
Goodwill, net	5,247	1,332
Intangible assets, net	2,398	632
Other assets, net	187	232
Long-term assets held for sale	- -	1,069
Total assets	$27,392	$17,846

See Notes to the Consolidated Financial Statements.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS – (Continued)

	Successor	Predecessor
Millions, except shares and par value data	December 31, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$435	$18
Related party borrowings	717	- -
Accounts payable:
Trade	2,287	1,785
Related parties	132	83
Accrued liabilities	726	980
Deferred income taxes	431	- -
Current liabilities associated with assets held for sale	- -	341
Total current liabilities	4,728	3,207
Long-term debt:
Banks and other unrelated parties	9,454	7,936
Related parties	8,000	- -
Other liabilities	827	1,453
Deferred income taxes	3,884	1,537
Long-term liabilities associated with assets held for sale	- -	391
Commitments and contingencies
Minority interests	126	134
Stockholders’ equity:
Common stock, $1.00 par value, 1,000 and 340,000,000 shares authorized, respectively, 1,000 shares and 249,764,306 shares issued, respectively	- -	250
Additional paid-in capital	507	3,248
Retained deficit	(144)	(330)
Accumulated other comprehensive income	10	42
Treasury stock, at cost, 793,736 shares	- -	(22)
Total stockholders’ equity	373	3,188
Total liabilities and stockholders’ equity	$27,392	$17,846

See Notes to the Consolidated Financial Statements.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(146)	$(1)	$186	$531
Loss from discontinued operations, net of tax	- -	85	550	9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39	868	711	631
Asset impairments	- -	- -	106	195
Equity investments –
Amounts included in net income	- -	(2)	(78)	(124)
Distributions of earnings	- -	- -	73	123
Deferred income taxes	(22)	(31)	59	136
Purchased in-process research and development	95	- -	- -	- -
Debt prepayment premiums and charges	- -	591	40	45
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	98	248	(136)	(119)
Inventories	(23)	(26)	(234)	(88)
Accounts payable	89	632	(38)	267
Other, net	(401)	(312)	(56)	(76)
Net cash provided by (used in) operating activities – continuing operations	(271)	2,052	1,183	1,530
Net cash provided by (used in) operating activities – discontinued operations	- -	(118)	39	64
Net cash provided by (used in) operating activities	(271)	1,934	1,222	1,594
Cash flows from investing activities:
Proceeds from sale of investments in non-U.S. subsidiaries, net of cash sold	- -	592	- -	- -
Expenditures for property, plant and equipment	(22)	(495)	(346)	(196)
Advances under loan agreements to related parties	(135)	(166)	- -	- -
Acquisition of Houston Refining LP and related payments, net of cash acquired	- -	(94)	(2,505)	- -
Distributions from affiliates in excess of earnings	- -	3	117	183
Contributions and advances to affiliates	- -	(47)	(86)	(148)
Payments and distributions from (to) discontinued operations	- -	(97)	(40)	269
Other	- -	12	6	3
Net cash provided by (used in) investing activities – continuing operations	(157)	(292)	(2,854)	111
Net proceeds from sale of discontinued operations before required repayment of debt	- -	1,089	- -	- -
Other net cash provided by (used in) investing activities – discontinued operations	- -	82	(14)	(322)
Net cash provided by (used in) investing activities	(157)	879	(2,868)	(211)

See Notes to the Consolidated Financial Statements.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Successor	Predecessor
	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2006	2005
Cash flows from financing activities:
Repurchase of common stock	- -	(11,262)	- -	- -
Proceeds from loan agreements with related parties	- -	7,883	- -	- -
Issuance of long-term debt	- -	9,412	4,356	- -
Repayment of long-term debt	(4)	(8,158)	(2,641)	(1,504)
Net borrowings (repayments) under revolving credit facility	(130)	130	- -	- -
Dividends paid	- -	(229)	(223)	(222)
Payments for stock options	- -	(109)	- -	- -
Proceeds from and tax benefits of stock option exercises	- -	115	27	64
Other, net	(16)	(6)	6	(7)
Net cash provided by (used in) financing activities – continuing operations	(150)	(2,224)	1,525	(1,669)
Debt required to be repaid upon sale of discontinued operations	- -	(99)	- -	- -
Other net cash provided by (used in) financing activities – discontinued operations	- -	23	(34)	89
Net cash provided by (used in) financing activities	(150)	(2,300)	1,491	(1,580)
Effect of exchange rate changes on cash	- -	(11)	8	(14)
Increase (decrease) in cash and cash equivalents	(578)	502	(147)	(211)
Cash and cash equivalents at beginning of period	948	446	593	804
Cash and cash equivalents at end of period	370	948	446	593
Less: Cash and cash equivalents at end of period – discontinued operations	- -	- -	45	50
Cash and cash equivalents at end of period – continuing operations	$370	$948	$401	$543

See Notes to the Consolidated Financial Statements.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Millions, except shares	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Net Stockholders’	Comprehensive
	Issued	Treasury	Capital	(Deficit)	Income (Loss)	Equity	Income (Loss)
Predecessor
Balance, January 1, 2005	$245	$(28)	$3,143	$(600)	$56	$2,816
Net income	- -	- -	- -	531	- -	531	$531
Cash dividends ($0.90 per share)	- -	- -	- -	(222)	- -	(222)	- -
Foreign currency translation, net of tax of $17	- -	- -	- -	- -	(191)	(191)	(191)
Reissuance of 30,764 treasury shares under benefit plans	- -	1	- -	- -	- -	1	- -
Issuance of 3,334,472 shares of common stock under benefit plans including tax benefit of $19	3	- -	64	- -	- -	67	- -
Non-qualified stock option grants, net of tax of $1	- -	- -	3	- -	- -	3	- -
Derivative instruments	- -	- -	- -	- -	(1)	(1)	(1)
Other	- -	4	1	(1)	- -	4	- -
Comprehensive income							$339
Balance, December 31, 2005	$248	$(23)	$3,211	$(292)	$(136)	$3,008
Net income	- -	- -	- -	186	- -	186	$186
Cash dividends ($0.90 per share)	- -	- -	- -	(223)	- -	(223)	- -
Foreign currency translation, net of tax of $19	- -	- -	- -	- -	172	172	172
Reissuance of 32,415 treasury shares under benefit plans	- -	1	- -	- -	- -	1	- -
Issuance of 1,887,921 shares of common stock under benefit plan including tax benefit of $7	2	- -	32	- -	- -	34	- -
Non-qualified stock option grants, net of tax of $2	- -	- -	5	- -	- -	5	- -
Minimum pension liability, net of tax of $23	- -	- -	- -	- -	60	60	60
Change in accounting for pension and other postretirement benefits, net of tax of $15	- -	- -	- -	- -	(54)	(54)	- -
Other	- -	- -	- -	(1)	- -	(1)	- -
Comprehensive income							$418
Balance, December 31, 2006	$250	$(22)	$3,248	$(330)	$42	$3,188

See Notes to the Consolidated Financial Statements

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

Millions, except shares	Common Stock				Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Net Stockholders’	Comprehensive
	Issued		Treasury		Capital	(Deficit)	Income (Loss)	Equity	Income (Loss)
Net income		- -		- -	- -	(1)	- -	(1)	$(1)
Cash dividends ($0.90 per share)		- -		- -	- -	(229)	- -	(229)	- -
Foreign currency translation, net of tax of $16		- -		- -	- -	- -	101	101	101
Amortization of actuarial and investment loss included in net periodic benefit cost, net of tax of $3		- -		- -	- -	- -	5	5	5
Reissuance of 54,550 treasury shares under benefit plans		- -		(1)	2	- -	- -	1	- -
Issuance of 3,966,630 shares of common stock under benefit plan including tax benefit of $57		4		- -	117	- -	- -	121	- -
Non-qualified stock option grants, net of tax of $4		- -		- -	8	- -	- -	8	- -
Issuance of 5,802,050 shares of common stock upon conversion of Millennium Chemicals Inc. 4% Convertible Debentures		6		- -	(6)	- -	- -	- -	- -
Issuance of 682,210 shares of common stock to Occidental Chemical Holding Corporation upon exercise of warrant		1		- -	8	- -	- -	9	- -
Sale of discontinued operations		- -		- -	- -	- -	(72)	(72)	- -
Other		- -		- -	- -	(3)	1	(2)	1
Comprehensive income									$106
Balance, December 20, 2007		$261		$(23)	$3,377	$(563)	$77	$3,129

Successor
Beginning balance	$	- -	$	- -	$507	$ - -	$ - -	$507
Net loss		- -		- -	- -	(146)	- -	(146)	$(146)
Interest on push-down debt		- -		- -	- -	2	- -	2
Foreign currency translation, net of tax of $5		- -		- -	- -	- -	10	10	10
Comprehensive loss									$(136)
Balance, December 31, 2007	$	- -	$	- -	$507	$(144)	$10	$373
See Notes to the Consolidated Financial Statements.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

1.       Basis of Presentation

Lyondell Chemical Company, together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), is a global  manufacturer of chemicals, a North American manufacturer of plastics, a refiner of heavy, high-sulfur crude oil and a significant producer of gasoline blending components.  The consolidated financial statements include the accounts of Lyondell Chemical Company and its consolidated subsidiaries.  Investments in joint ventures where Lyondell exerts a certain level of management control, but lacks full decision making ability over all major issues, are accounted for using the equity method.  Under those circumstances, the equity method is used even though Lyondell’s ownership percentage may exceed 50%.

On December 20, 2007, LyondellBasell Industries AF S.C.A. (formerly known as Basell AF S.C.A.), indirectly acquired all of the shares of Lyondell common stock.  As a result Lyondell is now an indirect wholly owned subsidiary of LyondellBasell Industries AF S.C.A. (together with its consolidated subsidiaries “LyondellBasell Industries” and without Lyondell, the “Basell Group”) (see Note 3).

As a result of Lyondell’s 2006 purchase of its partner’s 41.25% equity interest in Houston Refining LP (formerly known as LYONDELL-CITGO Refining LP or “LCR”) and Lyondell’s resulting 100% ownership of Houston Refining LP (“Houston Refining”), the operations of Houston Refining are consolidated prospectively from August 16, 2006.  Prior to August 16, 2006, Lyondell accounted for its investment in Houston Refining using the equity method (see Note 8).

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business in a transaction valued at approximately $1.3 billion, including the acquisition of working capital and assumption of certain liabilities directly related to the business.  Accordingly, Lyondell’s inorganic chemicals business operations are presented as discontinued operations for periods prior to the sale (see Note 4).

As a result of Lyondell’s acquisition by LyondellBasell Industries on December 20, 2007, Lyondell’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  In addition, Lyondell recorded $834 million of debt for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell (“push-down debt”), and $179 million of related debt issuance costs.

In Staff Accounting Bulletin (“SAB”), Topic 5J, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Securities and Exchange Commission requires, among other things, that, in situations where debt is used to acquire substantially all of an acquiree’s common stock and the acquiree guarantees the debt or pledges its assets as collateral for the debt, the debt and related interest expense and debt issuance costs be reflected in, or “pushed down” to, the acquiree’s financial statements.  Lyondell guarantees $834 million of debt, but under which Lyondell is not the primary obligor.

Although this presentation may not reflect the likely future demands on Lyondell resources for servicing the debt of LyondellBasell Industries, it provides an indication of that financial position after considering the possible demand on Lyondell resources relating to the debt of LyondellBasell Industries.  To facilitate an understanding of the impact on these consolidated financial statements, the effects of push-down debt are segregated.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

1.       Basis of Presentation – (Continued)

The consolidated statements of income for the 11-day period subsequent to the acquisition reflect depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial statements and certain notes to the consolidated financial statements present separately the period prior to the acquisition (“Predecessor”) and the 11-day period after the acquisition (“Successor”).  If not so indicated, information in the notes to the consolidated financial statements is presented on a full year basis.

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

Lyondell has no requirements for compensating balances in a specific amount at a specific point in time.  Lyondell does maintain compensating balances for some of its banking services and products.  Such balances are maintained on an average basis and are solely at the Company’s discretion.

Allowance for Doubtful Accounts—The Company establishes provisions for doubtful accounts receivable based on management’s estimates of amounts that it believes are unlikely to be collected.  Collectability of receivables is reviewed and the allowance for doubtful accounts is adjusted at least quarterly, based on aging of specific accounts and other available information about the associated customers.

Inventories—Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method for substantially all inventories, except for materials and supplies, which are valued using the average cost method.

Inventory exchange transactions, which involve fungible commodities and do not involve the payment or receipt of cash, are not accounted for as purchases and sales.  Any resulting volumetric exchange balances are accounted for as inventory, with cost determined using the LIFO method.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful asset lives, generally 25 years for major manufacturing equipment, 30 years for buildings, 5 to 15 years for light equipment and instrumentation, 15 years for office furniture and 3 to 5 years for information system equipment.  Upon retirement or sale, Lyondell removes the cost of the asset and the related accumulated depreciation from the accounts and reflects any resulting gain or loss in the Consolidated Statements of Income.  The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

2.       Summary of Significant Accounting Policies – (Continued)

Long-Lived Asset Impairment—The Company evaluates long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its estimated fair value.

Goodwill—Goodwill at December 31, 2007 represents the excess of purchase price paid by LyondellBasell Industries over the fair value assigned to the net tangible and identifiable intangible assets of Lyondell.  Goodwill prior to December 20, 2007 represented the excess of purchase price paid over the fair value assigned to the net tangible and identifiable intangible assets of businesses previously acquired by Lyondell.  Goodwill is reviewed for impairment at least annually.

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

Other intangible assets are carried at cost or amortized cost and primarily consist of emission credits, various contracts, technology, patents and license costs and deferred debt issuance costs.  These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement, if shorter.

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

Minority Interests—Minority interests primarily represent the interests of unaffiliated investors in a partnership that owns Lyondell’s PO/SM II plant at the Channelview, Texas complex and in a partnership that owns the LaPorte Methanol Company plant in LaPorte, Texas.  The minority interests’ share of the partnerships’ income or loss is reported in “Other income, net” in the Consolidated Statements of Income.

Foreign Currency Translation—Lyondell operates primarily in two functional currencies: the euro for operations in Europe, and the U.S. dollar for the U.S. and other locations.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

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

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2007.

Accounting and Reporting Changes—In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51, which establishes new accounting and disclosure requirements for noncontrolling, or minority, interests, including their classification as a separate component of equity and the adjustment of net income to include amounts attributable to minority interests.  SFAS 160 also establishes new accounting standards requiring recognition of a gain or loss upon deconsolidation of a subsidiary.  SFAS No. 160 will be effective for Lyondell beginning in 2009, with earlier application prohibited.

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which requires  an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions.  SFAS No. 141 (revised 2007) will change the accounting treatment for certain specific items, including: expensing of most acquisition and restructuring costs; recording acquired contingent liabilities, in-process research and development and noncontrolling, or minority, interests at fair value; and recognizing changes in income tax valuations and uncertainties after the acquisition date as income tax expense.  SFAS No. 141 (revised 2007) also includes new disclosure requirements.  For Lyondell, SFAS No. 141 (revised 2007) will apply to business combinations with acquisition dates beginning in 2009.  Earlier adoption is prohibited.

Although certain past transactions, including the acquisition of Lyondell by LyondellBasell Industries, would have been accounted for differently under SFAS No. 160 and SFAS No. 141 (revised 2007), application of these statements in 2009 will not affect historical amounts.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items.  SFAS No. 159 is effective for Lyondell beginning in 2008.  Lyondell does not expect the application of SFAS No. 159 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements.   In February 2008, the FASB issued FASB Staff Position FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities.  The effective date for Lyondell would be at the beginning of 2009.  Lyondell is currently evaluating the effect of SFAS No. 157 on its consolidated financial statements.

Lyondell adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN No. 48, Lyondell recognized a $47 million increase in the liability related to uncertain income tax positions, which was accounted for as a $41 million increase in goodwill related to the acquisition of Millennium Chemicals, Inc. (together with its consolidated subsidiaries “Millennium”), a $4 million increase in deferred tax assets and a $2 million increase of the January 1, 2007 balance of retained deficit (see Note 19).

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

2.       Summary of Significant Accounting Policies – (Continued)

Effective December 31, 2006, Lyondell adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R, which primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur.  Lyondell’s application of SFAS No. 158 as of December 31, 2006 to its continuing operations resulted in increases of $21 million and $105 million in its current and long-term benefit liabilities, respectively, a decrease of $1 million in other assets, a decrease of $35 million in deferred tax liabilities and an increase of $92 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006 (see Note 18).

3.       Acquisition of Lyondell by LyondellBasell Industries

On December 20, 2007, LyondellBasell Industries indirectly acquired the outstanding common shares of Lyondell for $48 per common share in an all cash transaction.  As a result, Lyondell became an indirect, wholly owned subsidiary of LyondellBasell Industries.

From December 20, 2007, Lyondell’s consolidated financial statements reflect a revaluation of Lyondell’s assets and liabilities, to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, Lyondell recognized in its financial statements $834 million of the debt it has guaranteed, but for which it is not the primary obligor, and $179 million of related debt issuance costs.  The purchase of Lyondell’s outstanding common stock and other equity instruments, assumption of debt and related transaction costs resulted in a total purchase price of $20,873 million, including the purchase of Lyondell common stock and other equity instruments for $12,371 million, the fair value of retained and refinanced debt of $7,506 million and transaction and other costs of $996 million.  See Note 15 for discussion of the financing of the transaction.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

3.       Acquisition of Lyondell by LyondellBasell Industries

The following table provides information regarding the preliminary adjustments to Lyondell’s assets and liabilities and the resulting goodwill.  As discussed in Note 1, the following adjustments to Lyondell’s historical book values of assets and liabilities, including goodwill, recognized in LyondellBasell Industries acquisition of Lyondell, have been recognized by Lyondell, resulting in the assets and liabilities of Lyondell being recorded at their respective fair values at December 20, 2007.

Millions of dollars
Total purchase price	$20,873
Less:
Debt retained, at fair value	(819)
Debt refinanced, at par value	(6,687)
Debt for which Lyondell is not a primary obligor	(834)
Debt issue costs for debt for which Lyondell is not a primary obligor	179
Transaction costs paid by Lyondell:
Debt prepayment premiums	(489)
Change in control costs	(284)
Other transaction costs	(176)
Purchase price to allocate	11,763
Book value of Lyondell net assets acquired	3,129
Excess purchase price to allocate	8,634

Allocation of excess purchase price to assets and liabilities:
Inventories	1,682
Plant, property and equipment	4,824
Investments and joint ventures	238
Predecessor goodwill	(1,303)
Other identifiable intangibles	1,662
Purchased in-process research and development	95
Deferred taxes, net	(2,937)
Debt	(834)
Other, net	(40)
Goodwill	$5,247

The goodwill is not deductible for tax purposes.  The purchase price allocation used in the preparation of these financial statements is preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed.  Any changes to the fair value of net assets acquired, based on information as of the acquisition date, would result in a corresponding adjustment to goodwill.  Management does not expect the finalization of these matters to have a material effect on the allocation.

Lyondell has completed a preliminary assignment of the goodwill to reportable segments.  Goodwill of $2,300 million was assigned to the fuels segment, $2,697 million was assigned to the chemicals segment and $250 million was assigned to the polymers segment.  Management does not expect the finalization of the purchase price allocation to have a material effect on the assignment of goodwill to reportable segments.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

3.       Acquisition of Lyondell by LyondellBasell Industries – (Continued)

Approximately $95 million, or less than 1% of the purchase price, was allocated to purchased in-process research and development (“IPR&D”) of Lyondell.  The estimated fair value of IPR&D was developed using probable discounted cash flows on a project-by-project basis.  The activities represented by these projects will be continued by Lyondell, and the values assigned represent intangibles with no alternative future use.  Accordingly, Lyondell’s results of operations in the Successor period included a charge of $95 million for the value of the acquired IPR&D.

Other identifiable intangible assets included the following:

				Weighted
			Fair	Average Life	Useful Life
Millions of dollars	Predecessor	Adjustment	Value	(Years)	(Years)
Emission credits	$47	$676	$723	- -	Indefinite
Technology, patents and licenses	45	463	508	14	8 – 15
Various contracts	6	323	329	7	3 – 11
Debt issuance costs on push-down debt	- -	179	179
Other	651	21	672
Total intangible assets	$749	$1,662	$2,411

The total weighted average life of the acquired identifiable intangible assets that are subject to amortization is 11 years.

Concurrent with the acquisition by LyondellBasell Industries, Lyondell sold certain of its non-U.S. subsidiaries to other subsidiaries of the Basell Group for fair value of $1,288 million, including $668 million of debt payable to Lyondell by one of the subsidiaries.  No gain or loss was recognized on the sale of Lyondell’s investment.

Certain of the non-U.S. subsidiaries sold to the Basell Group make payments to Lyondell under shared-service arrangements and also make royalty payments, based on sales, to Lyondell for use of the related technology.  Prior to the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, these payments were eliminated in consolidation.  In addition, Lyondell sells product, primarily methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”), to these subsidiaries.

The following unaudited pro forma historical results of Lyondell assume the acquisition was consummated as of the beginning of each period presented:

Millions of dollars	For the period from January 1 through December 20, 2007	For the year ended December 31, 2006
Sales and other operating revenues	$25,603	$19,301
Loss from continuing operations	(646)	(475)
Net loss	(731)	(1,025)

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

3.       Acquisition of Lyondell by LyondellBasell Industries – (Continued)

The above pro forma results include a $95 million after-tax charge for purchased in-process research and development in each period and reflect the sale of the non-U.S. subsidiaries to other subsidiaries of the Basell Group.  The unaudited pro forma data do not include the charges of $591 million related to debt refinancing in the 2007 Predecessor period.  The pro forma effect from January 1, 2006 through August 16, 2006 of the acquisition of the remaining 41.25% share of Houston Refining by Lyondell in August 2006 is summarized in Note 8.

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had the transaction actually been consummated as of the beginning of the respective periods, nor are they necessarily indicative of future results.

4.       Discontinued Operations

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business in a transaction valued at approximately $1.3 billion, including working capital and assumption of certain liabilities directly related to the business.

The following represent the elements of cash flow for the year ended December 31, 2007 related to the sale of the inorganic chemicals business:

Predecessor
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

Amounts included in income from discontinued operations for all periods presented are summarized as follows:

	Predecessor
Millions of dollars	2007	2006	2005
Sales and other operating revenues	$514	$1,346	$1,349

Loss on sale of discontinued operations	(25)	- -	- -
Other income (loss) from discontinued operations	18	(553)	17
Provision for (benefit from) income taxes	78	(3)	26
Loss from discontinued operations, net of tax	$(85)	$(550)	$(9)

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

4.       Discontinued Operations – (Continued)

The final amount that Lyondell will receive in compensation for working capital has not been determined.  Unresolved amounts totaling less than $30 million are subject to possible arbitration proceedings.

The 2007 provision for income taxes primarily reflects the unfavorable effect of capital losses, the potential benefits of which were not expected to be available to Lyondell within the expiration period of such benefits.  Income taxes payable related to the sale were $88 million.

As a result of the acquisition of Lyondell by LyondellBasell Industries (see Note 3) and the related sale by Lyondell to the Basell Group of certain of its non-U.S. subsidiaries, such benefits will be realized in the 2007 U.S. federal income tax return, and the value of such benefits was recognized in accounting for the acquisition.

Lyondell’s evaluation of strategic alternatives for its worldwide inorganic chemicals business, which resulted in the May 15, 2007 sale of the inorganic chemicals business, indicated that the carrying values of goodwill and certain software costs associated with the inorganic chemicals business were impaired at December 31, 2006, based on the then pending sale and the value expected to be received for the business.  Accordingly, Lyondell’s 2006 loss from discontinued operations reflected a charge of $545 million to recognize impairment of the carrying value of the goodwill and $7 million to recognize the impairment of the carrying value of the software costs.  The impairment of goodwill had no tax effect.

The assets and liabilities of the inorganic chemicals business classified as held for sale are summarized as follows at December 31, 2006 (Predecessor period):

Millions of dollars
Cash	$45
Inventories	381
Other current assets	261
Total current assets	687
Property, plant and equipment	604
Goodwill, net	316
Other noncurrent assets, net	149
Total long-term assets	1,069
Total assets	$1,756
Current maturities of long-term debt	$4
Other current liabilities	337
Total current liabilities	341
Long-term debt	82
Other noncurrent liabilities	269
Minority interest	40
Total long-term liabilities	391
Total liabilities	$732

See Note 15 for a description of the long-term debt included above.

Additionally, stockholders’ equity included accumulated other comprehensive income of $55 million at December 31, 2006 associated with discontinued operations.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

5.       Asset Impairments

Lyondell ceased production of toluene diisocyanate (“TDI”) at the Lake Charles, Louisiana TDI plant in the third quarter of 2005.  Lyondell’s earnings for 2005 reflect a pretax charge of $195 million for impairment of the net book value of the plant and related assets.  Earnings for 2007 reflect additional charges totaling $64 million, related to resolution of commercial arrangements associated with the TDI facility under which payments will be made over the next four years.  Any additional costs that may be incurred with respect to the TDI facility are not expected to be material to Lyondell’s results of operations.

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

6.       Hurricane Effects

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

During 2007 and 2006, Lyondell recognized benefits of $33 million and $14 million, respectively, for insurance reimbursements of $56 million and $20 million, respectively, less amounts paid to CITGO Petroleum Corporation (“CITGO”), representing settlement of outstanding claims of Houston Refining.  In addition, Lyondell recognized benefits of $1 million in each of 2007 and 2006 from insurance reimbursements related to Lyondell’s plants.  No benefits were recognized in 2005.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

7.       Related Party Transactions

As a result of the July 16, 2007 agreement and plan of merger between Basell and Lyondell, Lyondell began reporting transactions, including sales of product, with the Basell Group as related party transactions beginning in the third quarter 2007 (see Note 3).

Concurrent with the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Lyondell sold certain of its non-U.S. subsidiaries to the Basell Group for fair value of $1,288 million, including $668 million of debt payable to Lyondell by one of the subsidiaries as discussed below.  See Notes 3 and 12.

Certain of the non-U.S. subsidiaries sold to the Basell Group make royalty payments, based on sales, to Lyondell for use of the related technology and also make payments to Lyondell under shared-service arrangements.  Prior to the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, income and expense related to these royalty and service payments were eliminated in consolidation.  Lyondell also sells product, primarily MTBE and ETBE, to these subsidiaries.

Lyondell also conducts transactions with Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”), which was considered a related party during the 2007 Predecessor period as a result of Occidental’s representation on Lyondell’s Board of Directors prior to December 20, 2007.

Lyondell also conducts transactions with Houston Refining which, prior to Lyondell’s August 16, 2006 purchase of its partner’s 41.25% interest in Houston Refining (see Note 8), represented an equity investment.  These transactions are continuing; however, subsequent to August 16, 2006, these transactions are eliminated in the Consolidated Financial Statements of Lyondell.  Subsequent to August 16, 2006, transactions between Houston Refining and Occidental in the Predecessor period are reported as Lyondell related party transactions.

Houston Refining makes purchases of product from Occidental.

Product Transactions with Occidental—Lyondell’s subsidiary, Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”), and Occidental, previously one of the partners in the Equistar joint venture, entered into an ethylene sales agreement on May 15, 1998, which was amended effective April 1, 2004, pursuant to which Occidental agreed to purchase a substantial amount of its ethylene raw material requirements from Equistar.  Either party has the option to “phase down” volumes over time.  However, a “phase down” cannot begin until January 1, 2014 and the annual minimum requirements cannot decline to zero prior to December 31, 2018, unless certain specified force majeure events occur.  In addition to the sales of ethylene, from time to time Equistar has made sales of ethers and glycols to Occidental, and Equistar has purchased various other products from Occidental, all at market-related prices.  Lyondell’s subsidiary, Millennium, also purchases sodium silicate, and Houston Refining purchases caustic soda from Occidental.  All of these agreements are on terms generally representative of prevailing market prices.

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

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

7.       Related Party Transactions – (Continued)

Current Account Agreements with Subsidiary of the Basell Group—On December 20, 2007, Lyondell and the Basell Group entered into two unsecured current account agreements for an indefinite period, under which Lyondell may deposit excess cash balances with the Basell Group and have access to uncommitted revolving lines of credit in excess of deposits.  Deposits bear interest as the case may be at the London Interbank Offered Rate (“LIBOR”) 1 month rate for the U.S. dollar (“LIBOR 1 month rate for USD”) minus fifteen basis points or the LIBOR 1 month rate for USD plus 350 basis points.  Borrowings under the lines of credit bear interest at the LIBOR 1 month rate for USD plus 350 basis points.  At December 31, 2007, the balances under the two current account agreements reflected net borrowings of $717 million and net deposits of $135 million, and are reflected in the Consolidated Balance Sheets as related party accounts payable and deposits with related party , respectively.

Notes Receivable from Subsidiaries of the Basell Group—Lyondell advanced $166 million to the Basell Group on December 20, 2007 under an unsecured loan agreement that matures on December 20, 2014.  At the option of the Basell Group, interest is calculated in one-month, two-month, three-month or six-month periods and due on the last day of the applicable interest period.  The note bears interest at the offered quotation in Euro for LIBOR (BBA convention) rates for the U.S. dollar for the applicable interest period plus 400 basis points.

Pursuant to a note payable to Lyondell, the Basell Group may borrow up to $1,000 million from Lyondell on a revolving basis.  The note, which matures on December 31, 2012, bears interest at LIBOR plus 4%.  Interest is due quarterly.

Note Payable to Subsidiary of the Basell Group—On December 20, 2007, Lyondell received proceeds of a $7,166 million unsecured loan from the Basell Group, which were used in connection with the December 20, 2007 acquisition and refinancing transactions.  The loan, which matures in 2014, bears interest at the same rate as the Basell Group’s Interim loan plus 0.5%.  Interest is due on the last business day of the interest period, which can vary concurrent with the interest period in effect under the interim loan.  In addition, Lyondell recognized in its financial statements $834 million of the debt it has guaranteed, which includes the Interim Loan, but for which Lyondell is not the primary obligor, and $179 million of related debt issuance costs.

Revolving Line of Credit with Access Industries—On March 27, 2008, LyondellBasell Industries entered into a $750 million committed revolving line of credit facility with Access Industries Holdings LLC.  Borrowings under the facility are available to Lyondell and a subsidiary of the Basell Group.

See Note 8 for additional discussion of related party transactions with Houston Refining LP.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

7.       Related Party Transactions – (Continued)

Related party transactions are summarized as follows:

	Successor	Predecessor
	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2006		2005

Lyondell billed related parties for:
Sales of products and processing services–
Basell Group	$2	$32	$	- -	$	- -
Occidental	- -	753		782		755
Houston Refining	- -	- -		552		944

Shared services and shared site agreements–
Houston Refining	- -	- -		7		6
Basell Group	4	- -		- -		- -

Interest – Basell Group	3	- -		- -		- -
Royalties – Basell Group	6	- -		- -		- -

Lyondell was billed by related parties for:
Purchases of products and processing services–
Basell Group	$ - -	$6	$	- -	$	- -
Occidental	- -	38		52		23
Houston Refining	- -	- -		514		394

Shared services, transition and lease agreements–
Occidental	- -	7		7		7
Houston Refining	- -	- -		1		- -

Interest – Basell Group	33	- -		- -		- -

8.       Equity Interest and Acquisition of Houston Refining LP

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

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

8.       Equity Interest and Acquisition of Houston Refining LP – (Continued)

Lyondell’s acquisition of CITGO’s 41.25% interest was financed using $2,601 million of the proceeds of a $2.65 billion seven-year term loan (see Note 15).  The $2,601 million consisted of $43 million of debt issue costs and $2,558 million of cash payments consisting of: $1,629 million for acquisition of the 41.25% interest in Houston Refining, the acquisition of working capital of $145 million, $445 million to repay and terminate Houston Refining’s $450 million term loan facility, including accrued interest of $4 million, $39 million to repay a loan payable to CITGO, including $4 million of accrued interest, and $300 million related to the termination of the previous crude supply agreement.  As part of the transaction, Houston Refining and PDVSA Petróleo, S.A. (“PDVSA Oil”) terminated the previous crude supply agreement and entered into a new crude oil contract for 230,000 barrels per day of heavy crude oil, which runs through 2011 and year to year thereafter (see Note 20).  During the first quarter of 2007, Lyondell reimbursed CITGO, as provided for in the transaction agreement, for $94 million of taxes, which Lyondell previously estimated to be $97 million, resulting in a $3 million reduction to the purchase price.

The unaudited pro forma combined historical results of Lyondell and Houston Refining for the years ended December 31, 2006 and 2005, giving effect to the purchase as though the transaction were consummated and the new crude oil contract had been in place as of the beginning of each period presented, are as follows:

Millions of dollars	2006	2005
Sales and other operating revenues	$25,631	$22,655
Income from continuing operations	980	673
Net income	430	664

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

The following table provides information regarding the components of the purchase price for acquisition of CITGO’s 41.25% interest in Houston Refining:

Millions of dollars
Base purchase price of 41.25% interest	$1,629
Working capital acquired	145
Preliminary total cash purchase price of 41.25% interest	1,774
2007 reimbursement of CITGO taxes	94
Total cash purchase price of 41.25% interest	$1,868

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

8.       Equity Interest and Acquisition of Houston Refining LP – (Continued)

The components of the step acquisition of Houston Refining were as follows:

Millions of dollars
Historical carrying value of Lyondell’s previous net investment:
Investment in Houston Refining	$(144)
Receivable from Houston Refining and accrued interest	1,040
Purchase price of 41.25% interest	1,868
Total purchase price of Houston Refining	$2,764

The total purchase price of Houston Refining was allocated to the assets and liabilities acquired as follows:

Millions of dollars
Cash and cash equivalents	$53
Other current assets	647
Property, plant and equipment	2,764
Other assets	101
Current liabilities	(735)
Other liabilities	(66)
Total allocated purchase price of Houston Refining	$2,764

The following represent the elements of cash flow for the two-year period ended December 31, 2007 for the transactions related to the acquisition of Houston Refining:

Millions of dollars
Preliminary cash purchase price of 41.25% interest	$1,774
Related payments – advances to Houston Refining:
To fund termination of crude supply agreement	300
To fund repayment of bank loan and accrued interest	445
To fund repayment of CITGO partner loan and accrued interest	39
Total cash payments	2,558
Cash and cash equivalents acquired	(53)
Acquisition of Houston Refining and related payments, net of cash acquired:
For the year ended December 31, 2006	2,505
Payments for taxes in 2007	94
Total	$2,599

Prior to the acquisition, Lyondell held a 58.75% interest in Houston Refining and because the partners jointly controlled certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of executive management of the partnership, Lyondell accounted for its investment in Houston Refining using the equity method.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

8.       Equity Interest and Acquisition of Houston Refining LP – (Continued)

Summarized financial information for Houston Refining follows for certain periods prior to the consolidation of Houston Refining:

Millions of dollars	For the period January 1 through August 15, 2006	For the year ended December 31, 2005
STATEMENTS OF INCOME
Sales and other operating revenues	$5,710	$6,741
Cost of sales	5,223	6,458
Termination of crude supply agreement	300	- -
Selling, general and administrative expenses	42	51
Operating income	145	232
Interest expense, net	(31)	(38)
Net income	$114	$194

Lyondell’s income from its investment in Houston Refining prior to August 16, 2006 consisted of Lyondell’s share of Houston Refining’s net income and accretion of Lyondell’s investment in Houston Refining up to its underlying equity in Houston Refining’s net assets.  As a partnership, Houston Refining is not subject to federal income taxes.

Lyondell’s equity in earnings of Houston Refining for the year ended December 31, 2006 was reduced by a $176 million charge representing its 58.75% share of the $300 million cost to terminate Houston Refining’s previous crude supply agreement.  For the year ended December 31, 2006, Lyondell’s income also included $74 million in “Other income, net” representing net payments received by Lyondell, including reimbursement of legal fees and expenses from Houston Refining, in settlement of all disputes among Lyondell, CITGO and Petróleos de Venezuela, S.A. (“PDVSA”) and their respective affiliates.  Houston Refining’s selling, general and administrative expenses for the period ended August 15, 2006 included an $8 million charge representing reimbursement to Lyondell of legal fees and expenses paid by Lyondell on behalf of Houston Refining in connection with the settlement.

9.       Investment in PO Joint Ventures

Lyondell, together with Bayer AG and Bayer Corporation (collectively “Bayer”), share ownership in a U.S. propylene oxide (“PO”) manufacturing joint venture (the “U.S. PO Joint Venture”) and a separate joint venture for certain related PO technology.  Bayer’s ownership interest represents ownership of 1.6 billion pounds of annual in-kind PO production of the U.S. PO Joint Venture.  Lyondell takes in kind the remaining PO production and all co-product (styrene monomer (“SM” or “styrene”) and tertiary butyl ether (“TBA”)) production from the U.S. PO Joint Venture.

A separate manufacturing joint venture (the “European PO Joint Venture”), which includes a world-scale PO/SM plant at Maasvlakte near Rotterdam, The Netherlands, is owned 50% by Bayer and, through December 20, 2007, 50% by Lyondell.  Concurrent with the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Lyondell sold certain non-U.S. subsidiaries to the Basell Group, including Lyondell’s subsidiaries that owned Lyondell’s investment in the European PO Joint Venture.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

9.       Investment in PO Joint Ventures – (Continued)

Lyondell and Bayer do not share marketing or product sales under the U.S. PO Joint Venture.  Lyondell operates the U.S. PO Joint Venture’s plants and arranges and coordinates the logistics of product delivery.  The partners share in the cost of production and logistics based on their product offtake.  Similar arrangements prevailed through December 20, 2007 with respect to the European PO Joint Venture.

Lyondell reports the cost of its product offtake as inventory and cost of sales in its consolidated financial statements.  Related cash flows are reported in the operating cash flow section of the consolidated statements of cash flows.  Lyondell’s investment in the PO joint ventures is reduced through recognition of its share of the depreciation and amortization of the assets of the joint ventures, which is included in cost of sales.  Other changes in the investment balance are principally due to additional capital investments by Lyondell in the PO joint ventures and to revaluation of the investment to reflect the values assigned in LyondellBasell Industries’ accounting for the acquisition of Lyondell.  Lyondell’s contributions to the PO joint ventures are reported as “Contributions and advances to affiliates” in the consolidated statements of cash flows.

Total assets of the PO joint ventures, primarily property, plant and equipment, were $1,320 million and $1,661 million at December 31, 2007 and 2006, respectively.

Changes in Lyondell’s investment in 2007 and 2006 are summarized as follows:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture		Total PO Joint Ventures
Investment in PO joint ventures – January 1, 2006	$518		$258	$776
Cash contributions, net	22		- -	22
Depreciation and amortization	(36)		(13)	(49)
Effect of exchange rate changes	- -		29	29
Investment in PO joint ventures – December 31, 2006	504		274	778
Cash contributions, net	19		26	45
Depreciation and amortization	(33)		(14)	(47)
Effect of exchange rate changes	- -		25	25
Sale of investment to the Basell Group	- -		(405)	(405)
Revaluation of investment	73		94	167
Investment in PO joint ventures – December 20, 2007	563	$	- -	563
Cash contributions, net	2			2
Depreciation and amortization	(1)			(1)
Investment in U.S. PO joint venture – December 31, 2007	$564			$564

Lyondell’s investment in the PO joint ventures reflects a revaluation to the value assigned to the investment in LyondellBasell Industries’ accounting for the purchase of Lyondell.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

10.       Accounts Receivable

Lyondell sells its products primarily to other industrial concerns in the petrochemicals and refining industries.  Lyondell performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them.  Lyondell’s allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $7 million and $8 million at December 31, 2007 and 2006, respectively.  The Consolidated Statements of Income included provisions for doubtful accounts of $2 million and $5 million, respectively, in 2006 and 2005 and a credit to income of $1 million in 2007.

On December 20, 2007, as part of the acquisition of Lyondell by LyondellBasell Industries, Lyondell entered into a five-year $1,150 million Accounts Receivable Securitization Facility and terminated the $150 million and $600 million accounts receivable sales facilities, maintained by Lyondell Chemical Company (without its consolidated subsidiaries, “LCC”) and its wholly owned subsidiary, Equistar, respectively.

The new facility currently permits the sale of up to $1,150 million of total interest in the domestic accounts receivable of Lyondell and its subsidiaries, Equistar and Houston Refining, subject to a combined minimum unused availability requirement of $100 million under the facility and the new $1,000 million inventory-based credit facility.  The Accounts Receivable Securitization Facility contains restrictive covenants, including covenants that establish maximum levels of annual capital expenditures, that are substantially similar to the new Senior Secured Credit Facility (see Note 15).  In addition, the new facility provides that if for any period of four consecutive fiscal quarters the Fixed Charge Coverage Ratio, as defined, of LyondellBasell Industries, on a consolidated basis, is less than 1.1:1, then during the next quarter, total excess availability under both facilities may not be less than $200 million for five consecutive business days or more, unless, on each such day, total excess availability is at least $150 million and total collateral availability is at least $275 million (see Note 15).

Pursuant to the new facility, Lyondell sells, through a wholly owned, bankruptcy-remote subsidiary, on an ongoing basis and without recourse, interests in a pool of domestic accounts receivable to financial institutions participating in the facility.  Lyondell is responsible for servicing the receivables.  The amount of the interest in the pool of receivables permitted to be sold is determined by formula.  Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the respective outstanding interests sold.

Accounts receivable in the Consolidated Balance Sheets are reduced by the sales of interests in the pool.  Increases and decreases in the amounts sold are reflected in operating cash flows in the Consolidated Statements of Cash Flows, representing collections of sales revenue.  Fees related to the sales are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.  The amount of outstanding receivables sold under the new facility was $1,000 million as of December 31, 2007.  At December 31, 2006, the aggregate amount of outstanding receivables sold under the previous facilities was $100 million.

Prior to January 2006, discounts were offered to certain customers for early payment for product.  As a result, some receivable amounts were collected in December 2005 that otherwise would have been expected to be collected in January 2006.  This included collections of $84 million in December 2005 related to receivables from Occidental.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

11.       Inventories

Inventories consisted of the following components at December 31:

	Successor	Predecessor
Millions of dollars	2007	2006
Finished goods	$1,856	$1,093
Work-in-process	245	156
Raw materials	1,019	445
Materials and supplies	234	183
Total inventories	$3,354	$1,877

The increase in inventory primarily reflects the revaluation of inventory at December 20, 2007 to reflect the values assigned in accounting for the acquisition of Lyondell by LyondellBasell Industries.

At December 31, 2007, approximately 95% of inventories, excluding materials and supplies, were valued using the LIFO method.

The excess of the current replacement cost over book value of those inventories that are carried at cost using the LIFO method was approximately $18 million and $1,022 million at December 31, 2007 and 2006, respectively.

12.       Property, Plant and Equipment, Goodwill and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

	Successor	Predecessor
Millions of dollars	2007	2006
Land	$82	$104
Manufacturing facilities and equipment	12,141	12,124
Construction in progress	310	362
Total property, plant and equipment	12,533	12,590
Less accumulated depreciation	(29)	(4,048)
Property, plant and equipment, net	$12,504	$8,542

The increases in property, plant and equipment, goodwill and other assets in 2007 primarily reflect the revaluation of the related assets to reflect the values assigned in accounting for the acquisition of Lyondell by LyondellBasell Industries.

On December 20, 2007, concurrent with the acquisition of Lyondell by LyondellBasell Industries, Lyondell sold certain of its non-U.S. subsidiaries to LyondellBasell Industries for fair value of $1,288 million (see Note 3).

Maintenance and repair expenses were $18 million and $630 million, respectively, in the 2007 Successor and Predecessor periods and $488 million and $409 million in 2006 and 2005, respectively.  No interest was capitalized to property, plant and equipment during the three-year period ended December 31, 2007.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

12.       Property, Plant and Equipment, Goodwill and Other Assets – (Continued)

The following table summarizes the changes to Lyondell’s goodwill during 2006 and 2007 by reportable segment (see Notes 1 and 24):

Millions of dollars	Chemicals	Fuels		Polymers		Total
Goodwill at January 1, 2006	$1,352	$	- -	$	- -	$1,352
Settlement of income tax issues related to acquisitions	(20)		- -		- -	(20)
Goodwill at December 31, 2006	$1,332	$	- -	$	- -	$1,332
Recognition of uncertain tax positions related to application of FIN No. 48	41		- -		- -	41
Settlement of income tax issues related to acquisitions	(70)		- -		- -	(70)
Predecessor goodwill at December 20, 2007	$1,303	$	- -	$	- -	$1,303
Elimination of predecessor goodwill	(1,303)		- -		- -	(1,303)
Purchase price allocation related to the December 20, 2007 acquisition of Lyondell	2,697		2,300		250	5,247
Successor goodwill at December 31, 2007	$2,697		$2,300		$250	$5,247

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	Successor				Predecessor
	2007				2006
Millions of dollars	Cost	Accumulated Amortization		Net	Cost	Accumulated Amortization		Net
Identifiable intangible assets:
Emission credits	$723	$	- -	$723	$49	$	- -	$49
Technology, patent and license costs	508		(1)	507	119		(78)	41
Turnaround costs	342		(4)	338	556		(261)	295
Various contracts	329		(2)	327	6		(1)	5
Debt issuance costs	363		(6)	357	192		(96)	96
Software costs	55		- -	55	208		(152)	56
Catalyst costs	39		- -	39	68		(45)	23
Other	52		- -	52	163		(96)	67
Total intangible assets	$2,411		$(13)	2,398	$1,361		$(729)	632
Precious metals				84				44
Company-owned life insurance				59				151
Pension assets				36				29
Other				8				8
Total other assets, net				$2,585				$864

Amortization of these identifiable intangible assets for the next five years is expected to be $454 million in 2008, $229 million in 2009, $199 million in 2010, $175 million in 2011, and $142 million in 2012.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

12.           Property, Plant and Equipment, Goodwill and Other Assets – (Continued)

Depreciation and amortization expense is summarized as follows:

	Successor	Predecessor
	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2006	2005
Property, plant and equipment	$29	$669	$530	$463
Investment in PO joint ventures	1	47	49	45
Turnaround costs	4	85	63	56
Technology, patent and license costs	1	6	6	1
Software costs	- -	23	29	29
Other	4	38	34	37
Total depreciation and amortization	$39	$868	$711	$631

In addition to the depreciation and amortization expense shown above, amortization of debt issuance costs included in interest expense in the Consolidated Statements of Income was $6 million and $15 million, respectively, for the Successor and Predecessor periods in 2007, $16 million in 2006 and $15 million in 2005.

The increases in maintenance and repair expenses as well as depreciation and amortization expense in 2007 and 2006 reflected the consolidation of Houston Refining from August 16, 2006 (see Note 8).

Lyondell believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.  Lyondell continually reviews the optimal future alternatives for its facilities.  Any decision to retire one or more facilities would result in an increase in the present value of such obligations.  At December 31, 2007 and 2006, the liabilities that had been recognized for all asset retirement obligations were $16 million and $12 million, respectively.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

13.       Accounts Payable

Accounts payable at December 31, 2007 and 2006 included liabilities in the amounts of $17 million and $19 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

14.       Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

	Successor	Predecessor
Millions of dollars	2007	2006
Payroll and benefits	$303	$307
Taxes other than income taxes	147	138
Interest	29	163
Estimated 2007 CITGO tax reimbursement	- -	97
Product sales rebates	48	55
Income taxes	33	54
Deferred revenues	37	47
Other	128	119
Total accrued liabilities	$725	$980

The carrying amounts of existing accrued liabilities were not changed in accounting for the acquisition of Lyondell by LyondellBasell Industries.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

15.       Long-Term Debt

Lyondell’s long-term debt includes debt obligations of Lyondell’s wholly owned subsidiaries, Equistar and Millennium, and of Lyondell Chemical Company without its consolidated subsidiaries (“LCC”).

Loans, notes, debentures and other long-term debt due to banks and other unrelated parties consisted of the following at December 31:

	Successor	Predecessor
Millions of dollars	2007	2006
Bank credit facilities:
Lyondell senior secured credit facility:
Term loan A due 2013	$1,500	$ - -
Term loan B due 2014 ($75 million of discount)	7,475	- -
Term loan due 2013	- -	1,771
$1,000 million revolving credit facility	- -	- -
Lyondell $1,000 million inventory-based credit facility	100	- -

LCC notes and debentures:
Senior Secured Notes due 2012, 11.125%	- -	277
Senior Secured Notes due 2013, 10.5%	- -	325
Debentures due 2010, 10.25% ($4 million of premium)	104	100
Debentures due 2020, 9.8% ($3 million of discount)	222	224
Senior Unsecured Notes due 2014, 8%	3	875
Senior Unsecured Notes due 2016, 8.25%	1	900
Senior Subordinated Notes due 2009, 10.875%	- -	500

Equistar notes and debentures:
Senior Notes due 2008, 10.125%	8	716
Senior Notes due 2011, 10.625%	4	727
Debentures due 2026, 7.55% ($21 million of discount)	129	135
Notes due 2009, 8.75%	15	599

Millennium notes and debentures:
Senior Notes due 2008, 9.25%	- -	393
Senior Debentures due 2026, 7.625% ($72 million of discount)	170	249
Convertible Senior Debentures due 2023, 4%	158	163
Total	9,889	7,954
Less current maturities	(435)	(18)
Long-term debt – banks and other unrelated parties	$9,454	$7,936

In addition to the long-term debt in the preceding table, on December 20, 2007 Lyondell entered into a note payable with LyondellBasell Industries and received proceeds of $7,166 million.  The note matures in 2014.  In addition, Lyondell recognized in its financial statements $834 million of push-down debt for which Lyondell is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell.  Combined, these represent the $8,000 million of Long-Term Debt – Related Parties in the Consolidated Balance Sheet.  See Note 7 for additional information about this and other related party transactions.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

15.       Long-Term Debt – (Continued)

Aggregate maturities of all long-term debt during the next five years are $435 million in 2008, $147 million in 2009, $325 million in 2010, $301 million in 2011, $413 million in 2012 and $8,268 million thereafter.

On December 20, 2007, in connection with the acquisition of Lyondell by LyondellBasell Industries, Lyondell and other subsidiaries of the Basell Group entered into a Senior Secured Credit Facility.  The Senior Secured Credit Facility consists of a six-year $2,000 million term loan A facility due 2013, a seven-year $7,550 million and €1,300 million term loan B facility due 2014 and a six-year $1,000 million multicurrency revolving credit facility due 2013.  Lyondell borrowed $1,500 million and $7,550 million, respectively, under the term loans A and B facilities and none under the revolving credit facility.  At Lyondell’s option, loans under the Senior Secured Credit Facility bear interest at rates equal to adjusted LIBOR plus the applicable margin or the higher of the federal funds rate plus 0.5% and the prime rate plus the applicable margin.

Lyondell, together with its wholly owned subsidiaries Equistar and Houston Refining and a U.S.-based subsidiary of the Basell Group, also entered into a five-year $1,000 million senior secured inventory-based credit facility, which matures in December 2012.  Loans under this facility bear interest, at the option of the borrower, of the applicable margin plus the alternate base rate, as defined, or the current LIBO rate, as defined.

Amounts available under the revolving credit facility under the Senior Secured Credit Facility, which was undrawn at December 31, 2007, are reduced to the extent of outstanding borrowings by Lyondell and another subsidiary of the Basell Group and outstanding letters of credit provided under the credit facility, which totaled $20 million as of December 31, 2007.

The Senior Secured Credit Facility contains covenants that, subject to certain exceptions, restrict, among other things, debt incurrence, lien incurrence, investments, certain payments on indebtedness, sales of assets and mergers, amendment of terms of certain indebtedness and material obligations, alter the conduct of business, and affiliate transactions or transactions limiting LyondellBasell Industries’ and certain of its subsidiaries’ ability to make distributions or to incur or permit liens.  In addition, the new credit facility contains covenants that establish maximum levels of annual capital expenditures and require LyondellBasell Industries to maintain specified financial ratios:  (1) the First Lien Secured Leverage Ratio, as defined, may not exceed 3:75:1 on a consolidated basis and (2) the Consolidated Debt Service Ratio, as defined, may not be less than 1.1:1.

In addition, the $1,000 million senior secured inventory-based credit facility contains restrictive covenants and covenants that establish maximum levels of capital expenditures, all of which are substantially similar to the Senior Secured Credit Facility.  The inventory-based credit facility also provides that if for any period of four consecutive quarters the Fixed Charge Coverage Ratio, as defined, of LyondellBasell Industries, on a consolidated basis, is less than 1.1:1, then during the next quarter, total excess availability may not be less than $200 million for five consecutive business days or more, unless, on each such day, total excess availability is at least $150 million and total collateral availability is at least $275 million.  The proceeds of loans under the inventory-based credit facility may not be used to make certain dividends or distributions by LCC in the event that the daily average total excess availability fails to exceed $225 million on any of the five consecutive business days prior to the date of the dividend or distribution.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

15.       Long-Term Debt – (Continued)

The Senior Secured Credit Facility is secured by first priority interests in all material assets including, but not limited to, material fee-owned property and equipment, general intangibles, investment and intellectual property, and proceeds of the foregoing, as well as share capital of certain subsidiaries, of all borrowers and guarantors under the facility, except Millennium.

LCC and certain of its subsidiaries are guarantors of certain debt of the Basell Group, including an $8,000 million Interim loan, 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($736 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $500 million borrowed under term loan A and €1,287 million ($1,894 million) under term loan B.  The Interim loan is secured by a second priority interest over the collateral securing the Senior Secured Credit Facility.  The Interim loan, together with the proceeds from other borrowings, was used to finance the acquisition of Lyondell.  If not repaid prior to the 12 months tenure, the Interim Loan converts to a senior secured loan in December 2008 and is due December 2015.  Accordingly, Lyondell recognized in its financial statements $834 million of this debt, for which it is not the primary obligor.  In addition, certain subsidiaries of LCC are guarantors under the inventory-based credit facility.  LCC also guarantees Equistar’s 7.55% Debentures due 2026 in the principal amount of $150 million.

Approximately 97% of Lyondell’s long-term debt including debt of LCC, totaling $9,405 million can be redeemed prior to maturity.  The remainder of the debt is redeemable beginning in 2008, at prices ranging from 105.3% to 100% of the principal amount, with the price declining to 100% at maturity.  Other than untendered debt, Equistar and Millennium debt cannot be redeemed prior to maturity.

LCC long-term debt—On December 20, 2007, LCC retired $1,753 million principal amount outstanding under its $2.65 billion senior secured term loan and terminated its then-existing senior secured credit facility, including the term loan and a $1,055 million revolving credit facility.

Pursuant to tender offers, in December 2007, LCC repaid $2,605 million principal amount of debt, comprising $899 million of its 8.25% Senior Unsecured Notes due 2016, $872 million of its 8% Senior Unsecured Notes due 2014, $510 million of its 6.875% Senior Unsecured Notes due 2017 and $324 million of its 10.5% Senior Secured Notes due 2013, paying premiums totaling $418 million.  In conjunction with the tender offers, on December 5, 2007, LCC obtained consents from holders of the tendered notes to effect certain proposed amendments to the indentures governing the notes, including the elimination of substantially all the restrictive covenants.

LCC called and repaid the remaining principal amounts of $1 million of its 8.25% Senior Secured Notes due 2016 and $3 million of its 8% Senior Unsecured Notes due 2014 in February 2008, paying premiums totaling $1 million.

Also during 2007, Lyondell repaid $278 million principal amount of LCC’s 11.125% Senior Secured Notes due 2012, paying premiums totaling $18 million, and $18 million principal amount of the $2.65 billion LCC term loan due 2013.  Lyondell also obtained consents to a proposed amendment of a restrictive provision of the indenture related to its 10.5% Senior Secured Notes due 2013, which required Lyondell to refinance subordinated debt with new subordinated debt.  The amendment permitted the refinancing of subordinated debt with senior debt.  As a result, Lyondell issued $510 million principal amount of LCC 6.875% Senior Unsecured Notes due 2017, paying debt issuance costs of $8 million, and repaid, at par, the outstanding $500 million principal amount of LCC’s 10.875% Senior Subordinated Notes due 2009.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

15.           Long-Term Debt – (Continued)

LCC’s Debentures are equally and ratably secured with the property held directly by LCC that secures the Senior Secured Credit Facilities and the Interim Loan, including four operating plants (the propylene glycol (PG) and propylene glycol ethers (PGE) plants at LCC’s Bayport facility and the butanediol (BDO) and methyl tertiary butyl ether (MTBE) plants at LCC’s Channelview facility) and the capital stock of LCC’s directly owned subsidiaries.

On August 16, 2006, in connection with the acquisition of CITGO’s 41.25% ownership interest in Houston Refining (see Note 8), LCC entered into its previous senior secured credit facility that included a $2.65 billion, seven-year term loan and an $800 million, five-year revolving credit facility, which was increased to $1,055 million.

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

During 2005, LCC prepaid $300 million of its 9.5% Senior Secured Notes due 2008 and the remaining $700 million of the 9.875% Senior Secured Notes, Series B, due 2007; paid an aggregate of $36 million in prepayment premiums; purchased $1 million of its 9.625% Senior Secured Notes, Series A, due 2007; and paid, at maturity, $100 million of its 9.375% Debentures due 2005.

Equistar long-term debt—Equistar’s Debentures due 2026 are secured equally and ratably with the Senior Secured Credit Facility and the Interim loan generally by liens on any Equistar plant for the production of petrochemicals and ownership interests in entities with such plants.

On December 20, 2007, Equistar repaid $300 million principal amount outstanding under its $400 million inventory-based revolving credit facility and repurchased the $575 million amount of outstanding receivables sold under its $600 million accounts receivable sales facility (see Note 10) and terminated both facilities.

Pursuant to tender offers, in December 2007, Equistar repaid $1,373 million principal amount of debt, comprising $585 million of Equistar’s 8.75% Notes due 2009, $396 million of Equistar’s 10.625% Senior Notes due 2011 and $392 million of Equistar’s 10.125% Senior Notes due 2008, paying premiums totaling $71 million.  In conjunction with the tender offers, on December 5, 2007, Equistar obtained consents from holders of the tendered notes to effect certain proposed amendments to the indentures governing the notes, including the elimination of substantially all the restrictive covenants.

Also during 2007, Equistar repaid $300 million principal amount of its 10.125% Senior Notes due 2008 and $300 million principal amount of its 10.625% Senior Notes due 2011, paying premiums totaling $32 million.

In February 2008, Equistar called and repaid the remaining principal amounts of $15 million of Equistar’s 8.75% Notes due 2009, $4 million of Equistar’s 10.625% Senior Notes due 2011 and $8 million of Equistar’s 10.125% Senior Notes due 2008, paying premiums totaling $1 million.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

15.           Long-Term Debt – (Continued)

During 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006.

The indenture for Equistar’s 7.55% Senior Notes due 2026 contains covenants that, subject to exceptions, restrict, among other things, lien incurrence, sale and leaseback transactions and mergers.

Millennium long-term debt—In 2007, prior to Lyondell’s acquisition by LyondellBasell Industries, $106 million principal amount of the 4% Convertible Senior Debentures due 2023 was repaid using a combination of Lyondell common stock and cash valued at $385 million.  Pursuant to the indenture governing the Debentures due 2023 and subsequent to the acquisition, the Debentures were convertible at a conversion rate of 75.7633 shares of Lyondell common stock per one thousand dollar principal amount of the Debentures.  The $44 million principal amount of the Debentures outstanding at December 31, 2007 was converted into cash of $158 million and paid in January 2008.

Also during 2007, Millennium repaid the remaining $373 million principal amount of its 9.25% Senior Notes due 2008, paying a premium of $13 million, and $4 million principal amount of its 7.625% Senior Debentures due 2026.

Also during 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility, which, subject to permitted liens, was generally secured by the subsidiary’s inventory, accounts receivable and certain other assets.  At December 31, 2006, there was no outstanding borrowing, and there were no outstanding letters of credit under the facility.  The U.K. subsidiary was part of the inorganic chemicals business and any borrowing under the facility was repaid and terminated by Millennium during 2007, as required, using proceeds of the sale of that business.

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

Millennium’s former $125 million senior secured revolving credit facility in the U.S. and $25 million senior secured revolving credit facility and $100 million senior secured term loan in Australia, all of which matured in August 2010 were variously secured by equity interests in and assets of Lyondell’s worldwide inorganics chemicals business, and were repaid and terminated by Millennium, as required, using proceeds of the sale of that business. At December 31, 2006, the outstanding balance under the Australian term loan was $70 million.  There were $22 million of outstanding letters of credit under the U.S. revolving credit facility and none outstanding under the Australian revolving credit facility as of December 31, 2006.  There was no outstanding borrowing under either revolving credit facility as of December 31, 2006.  See Note 4 for debt of discontinued operations.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

15.           Long-Term Debt – (Continued)

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

The indenture for Millennium’s 7.625% Senior Debentures contains covenants that, subject to exceptions, restrict, among other things, debt incurrence by subsidiaries, lien incurrence, sale and leaseback transactions and mergers.  Millennium is no longer prohibited from making certain restricted payments, including dividends to Lyondell, nor is it required to maintain financial ratios as a result of the repayment of its 9.25% Senior Notes due 2008.

Millennium’s 7.625% Senior Debentures were issued by Millennium America Inc. (“Millennium America”), a subsidiary of Millennium and are fully and unconditionally guaranteed by Millennium.  Millennium’s 4% Convertible Senior Debentures were issued by Millennium and were guaranteed fully and unconditionally by Millennium America while outstanding.

16.       Lease Commitments

Lyondell leases various facilities and equipment under noncancelable operating lease arrangements for varying periods.  Operating leases include leases of railcars used in the distribution of products in Lyondell’s business.  As of December 31, 2007, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year were as follows:

Millions of dollars
2008	$257
2009	212
2010	159
2011	118
2012	67
Thereafter	499
Total minimum lease payments	$1,312

Net rental expense for the 2007 Successor and Predecessor periods combined was $300 million and for 2006 and 2005 was $209 million and $179 million, respectively.  The increases in net rental expenses in 2007 and 2006 were primarily due to the consolidation of Houston Refining from August 16, 2006 (see Note 8).

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

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

17.       Financial Instruments and Derivatives – (Continued)

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

Lyondell entered into futures contracts in 2007 and 2006, with respect to purchases of crude oil and sales of gasoline and heating oil.  These futures transactions were not designated as hedges, and the changes in the fair value of the futures contracts were recognized in earnings.  During 2007 and 2006, Lyondell settled futures positions of 1,330 million gallons and 148 million gallons, respectively, of gasoline and heating oil, which resulted in net gains of $53 million and $1 million, respectively.  Lyondell also settled futures contracts of 4 million barrels of crude oil during 2007, resulting in a net gain of $3 million.

At December 31, 2007, futures contracts for 20 million gallons of gasoline and heating oil in the notional amount of $25 million, maturing in February and March of 2008, were outstanding.  At December 31, 2006, futures contracts for 12 million gallons of gasoline in the notional amount of $20 million and 900 thousand barrels of crude oil in the notional amount of $56 million, maturing in February and March 2007, were outstanding.  The fair value, based on quoted market prices, resulted in net payables of less than $1 million and $3 million, respectively, at December 31, 2007 and 2006.

Earnings included net gains of $60 million in 2007 and net losses of $1 million and $5 million in 2006 and 2005, respectively.

Also during 2007, Lyondell entered into futures contracts designated as cash flow hedges to offset the effect of changes in the price of silver used as catalyst in the production process.  At December 31, 2007, futures contracts for 1 million troy ounces of silver in the notional amount of $15 million, maturing in September 2008, were outstanding.  Gains, related to these cash flow hedges, of less than $1 million were deferred in AOCI as of December 31, 2007.

In 2006, Lyondell also entered into futures contracts designated as cash flow hedges to offset the changes in the price of natural gas.  At December 31, 2007 and 2006, futures contracts for 680,000 mmbtu and none, respectively, of natural gas in the notional amounts of $5 million and none, respectively, were outstanding.  Losses of less than $1 million related to these contracts, which matured in January and February 2008, were deferred in AOCI as of December 31, 2007.

Foreign Currency Exposure Management—Lyondell manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in currency exchange rates.  Costs in some countries are incurred, in part, in currencies other than the applicable functional currency.  Lyondell selectively utilizes forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that currency exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables.  These derivatives generally are not designated as hedges for accounting purposes.  There were no outstanding foreign currency forward, swap or option contracts at December 31, 2007 and 2006.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

17.       Financial Instruments and Derivatives – (Continued)

In addition, Lyondell selectively utilizes currency forward and swap contracts that qualify as cash-flow hedges.  These are intended to offset the effect of exchange rate fluctuations on forecasted or committed sales and purchases.  Gains and losses on these instruments are deferred in AOCI until the underlying transaction is recognized in earnings.  The gains or losses are reported either in sales and other operating revenues or cost of sales to match the underlying transaction being hedged.  There were no amounts related to foreign exchange cash-flow hedges deferred in AOCI at December 31, 2007 and 2006.

As a result of foreign currency transactions, Lyondell had a net gain of $41 million in 2007 and net losses of $7 million and $5 million, respectively, in 2006 and 2005.  The net gain in 2007 primarily related to intercompany loans and reflected the significant increase in value of the euro compared to the U.S. dollar during 2007 and the determination that certain outstanding intercompany debt will be repaid in the foreseeable future.

Interest Rate Risk Management—Lyondell selectively used derivative instruments to manage the ratio of fixed-to variable-rate debt at Millennium.  At December 31, 2006, there were outstanding interest rate swap agreements in the notional amount of $175 million, which were designated as fair-value hedges of underlying fixed-rate obligations.  The fair value of these interest rate swap agreements was an obligation of $3 million at December 31, 2006, resulting in a decrease in the carrying value of long-term debt and the recognition of a corresponding liability.  The net gains and losses resulting from adjustment of both the interest rate swaps and the hedged portion of the underlying debt to fair value are recorded in interest expense.  In 2007, Lyondell terminated all of its outstanding interest rate swap agreements upon repayment of the underlying debt and recorded a loss of $2 million.  Accordingly, at December 31, 2007, there were no outstanding interest rate swap agreements.

Pursuant to the Senior Secured Credit Facility (see Note 15), the borrowers are required to enter into hedging arrangements to reduce interest rate risk exposure.  The hedging arrangements are to cover at least 50% of LyondellBasell Industries total debt, with certain exclusions, for at least three years.  Therefore, Lyondell and other subsidiaries of the Basell Group that are borrowers under the Senior Secured Credit Facility will in the future enter into and maintain the required hedging arrangements.  As of December 31, 2007, there were not yet any hedging arrangements in place.

The carrying value and the estimated fair value of Lyondell’s non-current, non-derivative financial instruments as of December 31, 2007 and 2006 are shown in the table below:

	Successor		Predecessor
	2007		2006
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$9,889	$9,904	$7,954	$8,302

Long-term debt, including amounts due within one year, was valued based upon the borrowing rates currently available to Lyondell for debt with terms and average maturities similar to Lyondell’s debt portfolio except that, for the 4% Convertible Senior Debentures, the converted cash value was used.  The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximated their carrying value due to their short maturity.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

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

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

18.       Pension and Other Postretirement Benefits – (Continued)

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of Lyondell’s U.S. and non-U.S. pension plans for continuing and discontinued operations, including the pension plans of Houston Refining as a result of Lyondell’s August 16, 2006 acquisition of CITGO’s 41.25% interest in Houston Refining (see Note 8):

	2007			2006
Millions of dollars	U.S.	Non-U.S.		U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, January 1	$1,601		$274	$1,606	$474
Acquisition of Houston Refining	- -		- -	169	- -
Service cost	53		11	52	19
Interest cost	91		14	88	23
Actuarial gain	(83)		(41)	(80)	(27)
Benefits paid	(192)		(5)	(111)	(16)
Foreign exchange effects	- -		24	- -	58
Sale of non-U.S. subsidiaries	- -		(236)	- -	- -
Other	- -		4	- -	3
Benefit obligation, December 31	1,470		45	1,724	534
Less benefit obligation of discontinued operations, December 31	- -		- -	123	260
Benefit obligation of continuing operations, December 31	1,470		45	1,601	274
Change in plan assets:
Fair value of plan assets, January 1	1,244		252	1,055	344
Acquisition of Houston Refining	- -		- -	93	- -
Actual return on plan assets	113		1	136	26
Company contributions	242		22	174	36
Benefits paid	(192)		(5)	(111)	(16)
Foreign exchange effects	- -		26	- -	44
Sale of non-U.S. subsidiaries	- -		(252)	- -	- -
Other	3		1	- -	3
Fair value of plan assets, December 31	1,410		45	1,347	437
Less fair value of plan assets of discontinued operations, December 31	- -		- -	103	185
Fair value of plan assets of continuing operations, December 31	1,410		45	1,244	252
Funded status of continuing operations, December 31	(60)		- -	(357)	(22)
Amounts not recognized in benefit costs of continuing operations:
Actuarial and investment loss	- -		- -	237	47
Prior service cost (benefit)	- -		- -	(7)	1
Transition obligation	- -		- -	- -	2
Net amount recognized in benefit costs of continuing operations	$(60)	$	- -	$(127)	$28

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

18.       Pension and Other Postretirement Benefits – (Continued)

	2007			2006
Millions of dollars	U.S.	Non-U.S.		U.S.	Non-U.S.
Amounts recognized in the Consolidated Balance Sheets relating to continuing operations consist of:
Prepaid benefit cost	$34		$2	$29	$	- -
Accrued benefit liability, current	(11)		- -	(6)		- -
Accrued benefit liability, long-term	(83)		(2)	(380)		(22)
Funded status, December 31	(60)		- -	(357)		(22)
Accumulated other comprehensive loss – pretax	- -		- -	230		50
Net amount recognized in benefit costs of continuing operations	$(60)	$	- -	$(127)		$28

The following additional information is presented for U.S. and non-U.S. pension plans of Lyondell’s continuing operations:

	2007		2006
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation for defined benefit plans, December 31	$1,267	$43	$1,366	$215
Increase (decrease) in minimum liability, prior to application of SFAS No. 158, included in other comprehensive loss	- -	- -	(85)	2

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

18.       Pension and Other Postretirement Benefits – (Continued)

The following table provides a reconciliation of benefit obligations of Lyondell’s unfunded other postretirement benefit plans for continuing and discontinued operations, which are provided for U.S. employees:

Millions of dollars	2007	2006
Change in benefit obligation:
Benefit obligation, January 1	$262	$229
Acquisition of Houston Refining	- -	57
Service cost	5	5
Interest cost	15	13
Plan amendments	- -	(10)
Actuarial gain	(11)	(11)
Benefits paid	(16)	(13)
Benefit obligation, December 31	255	270
Less benefit obligation of discontinued operations, December 31	1	8
Benefit obligation of continuing operations, December 31	254	262
Funded status of continuing operations, December 31	(254)	(262)
Amounts not recognized in benefit costs of continuing operations:
Actuarial loss	- -	(2)
Prior service benefit	- -	31
Net amount recognized in benefit costs of continuing operations	$(254)	$(233)
Amounts recognized in the Consolidated Balance Sheets relating to continuing operations consist of:
Accrued benefit liability, current	$(18)	$(14)
Accrued benefit liability, long-term	(236)	(248)
Funded status, December 31	(254)	(262)
Accumulated other comprehensive income - pretax	- -	29
Net amount recognized in benefit costs of continuing operations	$(254)	$(233)

The estimated benefit obligations and assets related to the discontinued operations at December 31, 2007 are as follows:

Millions of dollars	U.S.	Non-U.S.
Pension benefit plans:
Projected benefit obligations	$117	$260
Accumulated benefit obligations	115	213
Fair value of plan assets	100	185
Other postretirement benefit plans – projected benefit obligations	9	- -

As a result of the sale of the inorganic chemicals business, pension and other postretirement benefit obligations and assets related to the discontinued operations totaling $386 million and $285 million, respectively, were transferred from Lyondell’s plans to the buyer’s plans in 2007.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

18.       Pension and Other Postretirement Benefits – (Continued)

Pension plans of continuing operations with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	2007		2006
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations	$1,382	$2	$1,568	$269
Fair value of assets	1,287	- -	1,182	248

Pension plans of continuing operations with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	2007		2006
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligations	$27	$1	$1,188	$42
Fair value of assets	- -	- -	1,024	35

The following table provides the components of net periodic pension costs allocated to continuing operations:

	Successor			Predecessor
	For the period from December 21 through December 31,			For the period from January 1 through December 20,		For the year ended December 31,
	2007			2007		2006		2005
Millions of dollars	U.S.	Non-U.S.		U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Net periodic pension cost:
Service cost	$2	$	- -	$51	$11	$50	$12	$44	$10
Interest cost	3		- -	88	14	81	11	77	11
Actual return on plan assets	(5)		- -	(108)	(1)	(122)	(12)	(64)	(28)
Less- return in excess of (less than) expected return	1		- -	10	(15)	45	- -	(6)	17
Expected return on plan assets	(4)		- -	(98)	(16)	(77)	(12)	(70)	(11)
Prior service cost (benefit) amortization	- -		- -	(1)	- -	(1)	1	(2)	- -
Actuarial and investment loss amortization	- -		- -	15	1	25	3	23	4
Net periodic benefit cost	$1	$	- -	$55	$10	$78	$15	$72	$14

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

18.       Pension and Other Postretirement Benefits – (Continued)

The following table provides the components of net periodic other postretirement benefit costs allocated to continuing operations:

	Predecessor
	For the period from January 1 through December 20,	For the year ended December 31,
Millions of dollars	2007	2006	2005
Net periodic other postretirement benefit costs:
Service cost	$5	$5	$5
Interest cost	15	13	13
Prior service benefit amortization	(7)	(4)	- -
Recognized actuarial loss	- -	1	- -
Net periodic benefit cost	$13	$15	$18

Amounts for the Successor period from December 20 to December 31, 2007 were immaterial.

The above net periodic pension and other postretirement benefit costs include Houston Refining prospectively from August 16, 2006.

The assumptions used in determining the net benefit liabilities for Lyondell’s pension and other postretirement benefit plans were as follows at December 31:

	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions as of December 31:
Discount rate	6.25%	4.82%	5.75%	4.99%
Rate of compensation increase	4.50%	4.53%	4.50%	4.39%

The assumptions used in determining net benefit costs for Lyondell’s pension and other postretirement benefit plans were as follows for the year ended December 31:

	2007		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions for the year:
Discount rate	5.75%	4.21%	5.50%	4.59%	5.75%	5.09%
Expected return on plan assets	8.00%	5.53%	8.00%	5.82%	8.00%	6.43%
Rate of compensation increase	4.50%	4.44%	4.50%	4.28%	4.50%	4.33%

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

18.       Pension and Other Postretirement Benefits – (Continued)

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2007 was 9% for 2008, decreasing 1% per year to 5% in 2012 and thereafter.  At December 31, 2007, similar cost escalation assumptions were used.  The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Lyondell’s maximum contribution level to the medical plan.  To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated other postretirement benefit liability as of December 31, 2007 by $2 million and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

Management’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility.  Lyondell’s targeted asset allocations for the U.S. plans of 55% U.S. equity securities, 15% non-U.S. equity securities, 25% fixed income securities and 5% investments in real estate are based on recommendations by Lyondell’s independent pension investment advisor.  Lyondell’s expected long-term rate of return on plan assets of 8% is based on the average level of earnings that its independent pension investment advisor has advised could be expected to be earned over time on such allocation.  Investment policies prohibit investments in securities issued by Lyondell or investment in speculative derivative instruments.  The investments, except for real estate, are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

Lyondell’s pension plan weighted-average asset allocations by asset category for its U.S. pension plans generally are as follows at December 31:

Asset Category	2007 Policy	2007	2006
U.S. equity securities	55%	56%	56%
Non-U.S. equity securities	15%	16%	17%
Fixed income securities	25%	24%	27%
Real estate investments	5%	4%	- -
Total	100%	100%	100%

Required contributions to Lyondell’s pension plans for continuing operations are expected to be approximately $11 million in 2008.

As of December 31, 2007, future expected benefit payments by the plans for continuing operations, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2008	$109	$18
2009	102	18
2010	103	19
2011	103	20
2012	111	20
2013 through 2017	583	100

Lyondell also maintains voluntary defined contribution savings plans for eligible employees.  Contributions to these plans by Lyondell were $32 million in 2007, $26 million in 2006 and $24 million in 2005.  Houston Refining’s plans are included prospectively from August 16, 2006.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

19.       Income Taxes

The significant components of the provision for income taxes relating to continuing operations were as follows:

	Successor	Predecessor
	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2006	2005
Current:
Federal	$ - -	$46	$298	$27
Non-U.S.	- -	63	45	35
State	- -	6	8	(5)
Total current	- -	115	351	57
Deferred:
Federal	(9)	(10)	88	126
Non-U.S.	(6)	(8)	(35)	27
State	(8)	(11)	6	(17)
Total deferred	(23)	(29)	59	136
Provision for (benefit from) income taxes before tax effects of other comprehensive income	(23)	86	410	193

Tax effects of elements of other comprehensive income:
Cumulative translation adjustment	5	16	19	(17)
Minimum pension liability	- -	- -	23	- -
Total income tax expense in comprehensive income	$(18)	$102	$452	$176

Substantially all of Lyondell’s current provisions for U.S. federal income tax expense for 2005 and a portion of the provision for 2006 were offset by the benefit of net operating loss carryforwards.  In each period, the resulting reduction in the current tax provision was offset by an increase in the deferred tax provision.

Income tax expenses related to discontinued operations are discussed in Note 4.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

19.       Income Taxes – (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the net tax effects of operating loss carryforwards.  Significant components of Lyondell’s deferred tax liabilities and assets were as follows as of December 31:

	Successor	Predecessor
Millions of dollars	2007	2006
Deferred tax liabilities:
Accelerated tax depreciation	$3,371	$1,758
Investments in joint venture partnerships	534	300
Goodwill	131	103
Inventory	677	86
Other intangible assets	299	3
Other	15	11
Total deferred tax liabilities	5,027	2,261
Deferred tax assets:
Net operating loss carryforwards	141	125
Employee benefit plans	150	330
AMT credits	208	89
Fair value of debt acquired	- -	19
U.S. tax benefit of deferred non-U.S. taxes	122	61
Deferred charges and revenues	81	135
Environmental remediation liabilities	- -	62
Other	96	94
Total deferred tax assets	798	915
Deferred tax asset valuation allowances	(86)	(89)
Net deferred tax assets	712	826
Net deferred tax liabilities	$4,315	$1,435

Balance sheet classifications:
Deferred tax assets	$ - -	$102
Deferred income taxes – current	431	- -
Deferred income taxes – long term	3,884	1,537
Net deferred tax liabilities	$4,315	$1,435

Substantially all of the deferred tax assets relate to the U.S.  During 2007, Lyondell generated U.S. federal tax net operating loss carryforward benefits of $48 million for which no valuation allowance has been provided.  The remaining net operating loss carryforward tax benefit of $93 million as of December 31, 2007, related to certain French tax loss carryforwards, was reduced by the valuation allowance of $86 million, representing tax loss carryforwards that management believes are more likely than not to expire unutilized.  The valuation allowances were reduced by $13 million in 2007 due to the utilization of net operating loss carryforwards and increased $8 million in 2006, primarily for additional net operating loss carryforwards.  Other changes in the valuation allowances reflected the effects of foreign currency translation.  The valuation allowance was $77 million as of December 31, 2005.  The net operating loss carryforwards in the U.S. expire in 2027, while the French net operating loss carryforwards and the federal AMT credits of $208 million have no expiration date.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

19.       Income Taxes – (Continued)

Certain income tax returns of Lyondell and various of its subsidiaries are under examination by the Internal Revenue Service (“IRS”) and various other non-U.S. and state tax authorities.  In many cases, these audits may result in proposed assessments by the tax authorities.  Lyondell believes that its tax positions comply with applicable tax law and intends to defend its positions through appropriate administrative and judicial processes.

Tax benefits totaling $179 million relating to uncertain tax positions taken in prior years, including $44 million pertaining to discontinued operations, were unrecognized as of January 1, 2007 (see Note 2).  The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the year ended December 31, 2007:

Millions of dollars
Balance at January 1, 2007	$179
Reductions for tax positions of prior years	(46)
Settlements	(118)
Balance at December 31, 2007	$15

As a result of the sale of the inorganic chemicals business, unrecognized tax benefits for tax positions in prior years decreased by $44 million.

A substantial portion of the uncertainties at January 1, 2007 were related to passive foreign income for the years 1997 to 2001 and resulting capital loss benefits that were subsequently recognized.  IRS audit examination and appeal of the matter was completed during 2007, and resulted in the $118 million decrease in the amount of unrecognized tax benefits during 2007, consisting of payments of $10 million and reversals of $108 million, which reduced goodwill by $34 million and deferred tax assets by $74 million.

The remaining amount of unrecognized tax benefits, if recognized, would not affect the effective tax rate.  Lyondell is no longer subject to any significant income tax examinations by tax authorities for years prior to 2005.

Lyondell recognizes interest related to uncertain income tax positions in interest expense.  During 2006, Lyondell reduced the accrual for interest by $4 million and in 2005, Lyondell accrued $9 million of interest expense.  Lyondell’s accrued liability for interest expense was $17 million and $86 million at December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, Lyondell paid interest of $26 million related to the settlements and reduced accrued interest by $43 million, which was recognized as a $36 million reduction in goodwill and a $7 million reduction of interest expense.

There were no undistributed earnings of foreign subsidiaries on which deferred income taxes were not provided at December 31, 2007.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

19.       Income Taxes – (Continued)

The domestic and non-U.S. components of income (loss) before income taxes and a reconciliation of the income tax provision (benefit) to theoretical income tax computed by applying the U.S. federal statutory tax rate are as follows:

	Successor	Predecessor
	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2006	2005
Income (loss) before income taxes:
Domestic	$(157)	$(77)	$1,153	$662
Non-U.S.	(12)	247	(7)	71
Total	$(169)	$170	$1,146	$733
Theoretical income tax at U.S. statutory rate	$(59)	$60	$401	$257
Increase (reduction) resulting from:
Purchased in-process R&D	33	- -	- -	- -
Acquisition-related costs	- -	14	- -	- -
Redemption of life insurance	- -	10	- -	- -
Decrease in non-U.S. statutory tax rates	- -	- -	(19)	(5)
Other effects of non-U.S. operations	1	2	24	10
Changes in estimates for prior year items	- -	4	- -	(61)
State income taxes, net of federal	- -	(8)	9	(14)
Domestic manufacturing deduction	- -	- -	(6)	- -
Other, net	2	4	1	6
Income tax provision (benefit)	$(23)	$86	$410	$193
Effective income tax rate	13.6%	50.6%	35.8%	26.3%

20.       Commitments and Contingencies

Commitments—Lyondell has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for its businesses and at prevailing market prices.  These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements.  Also included in purchase obligations is a commitment to reimburse Rhodia for the costs of operating the TDI facility at Pont de Claix, France, through March 2016.  The Rhodia obligations, denominated in euros, include fixed and variable components.  The actual future obligation will vary with fluctuations in foreign currency exchange rates, market prices of raw materials and other variable cost components such as utility costs.  Approximately 18% to 23% of the annual payments shown in the table below are subject to such variability.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

20.           Commitments and Contingencies – (Continued)

At December 31, 2007, estimated future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

Millions of dollars
2008	$724
2009	659
2010	648
2011	645
2012	636
Thereafter through 2023	3,278
Total minimum contract payments	$6,590

Lyondell’s total purchases under these agreements were $1,054 million, $1,253 million and $1,177 million in 2007, 2006 and 2005, respectively.

Environmental Remediation—Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $207 million and $176 million as of December 31, 2007 and 2006, respectively.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Lyondell’s accrued environmental liability for the following  periods:

	Successor	Predecessor
Millions of dollars	Period from December 21 through December 31, 2007	Period from January 1 through December 20, 2007	Year ended December 31, 2006
Balance at beginning of period	$207	$176	$171
Additional provisions	- -	52	17
Amounts paid	- -	(21)	(12)
Balance at end of period	$207	$207	$176

The additional provisions in 2005 for estimated environmental remediation costs were $2 million.  The liabilities for individual sites range from less than $1 million to $145 million.  The $145 million liability relates to the Kalamazoo River Superfund Site.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

20.           Commitments and Contingencies – (Continued)

A Millennium subsidiary has been identified as a Potential Responsible Party (“PRP”) with respect to the Kalamazoo River Superfund Site.  The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations.

In 2000, the Kalamazoo River Study Group (the “KRSG”), of which the Millennium subsidiary and other PRPs are members, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river.  The estimated costs for these remedial options ranged from $0 to $2.5 billion.  Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes.  Management does not believe that any single remedy among those options represented the highest-cost reasonably possible outcome.

In 2004, Lyondell recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs.

At the end of 2001, the U.S. Environmental Protection Agency (“EPA”) took lead responsibility for the river portion of the site at the request of the State of Michigan.  In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River.  As these discussions have continued, management has obtained new information about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river, and has been able to reasonably estimate anticipated costs for certain other segments of river, based in part on experience to date with the remedy currently being applied to the one portion of the river.  As a result, Lyondell recognized $47 million in 2007 and $2 million in 2006 for additional estimated probable future remediation costs.

As of December 31, 2007, the probable additional future remediation spending associated with the river cannot be determined with certainty, but the amounts accrued are believed to be the current best estimate of future costs, based on information currently available.  At December 31, 2007, the balance of the liability related to the river was $98 million.

In addition Lyondell has recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At December 31, 2007, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedies selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

The balance, at December 31, 2007, of Lyondell remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $36 million.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

20.           Commitments and Contingencies – (Continued)

Litigation—On April 12, 2005, BASF Corporation (“BASF”) filed a lawsuit in New Jersey against Lyondell asserting various claims relating to alleged breaches of a PO sales contract and seeking damages in excess of $100 million.  Lyondell denies it breached the contract.  Lyondell believes the maximum refund due to BASF is $22.5 million on such PO sales and has paid such amount to BASF.  On August 13, 2007, the jury returned a verdict in favor of BASF in the amount of approximately $170 million (which includes the above $22.5 million).  On October 3, 2007, the judge determined that prejudgment interest on the verdict would be $36 million.  Lyondell is  appealing this verdict and has posted a bond, which is collateralized by a $200 million letter of credit.  Lyondell does not expect the verdict to result in any material adverse effect on its business, financial position, liquidity or results of operations.

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

One legal proceeding relating to lead pigment or paint was tried in 2002.  On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked.  The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.”  The re-trial of this case began on November 1, 2005.  On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings, LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance.  On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages.  On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial.  The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.  On March 16, 2007, the court entered a final judgment on the jury’s verdict.  On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court.  On December 18, 2007, the trial court appointed two special masters to serve as “examiners” and to assist the trial court in the proposed abatement proceedings.

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

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

20.           Commitments and Contingencies – (Continued)

Indemnification—Lyondell and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures.  For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering and in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc.  Pursuant to these arrangements, Lyondell and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions.  These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation.  As of December 31, 2007, Lyondell has not accrued any significant amounts for such indemnification obligations, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell.  Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

Other—Lyondell and its joint ventures are, from time to time, defendants in lawsuits and other commercial disputes, some of which are not covered by insurance.  Many of these suits make no specific claim for relief.  Although final determination of any liability and resulting financial impact with respect to any such matters cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from these matters will, individually or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of Lyondell.

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

21.       Stockholders’ Equity

On December 20, 2007, LyondellBasell Industries indirectly acquired the outstanding common shares of Lyondell.  Accordingly, from December 20, 2007, Lyondell’s consolidated financial statements reflect a revaluation of Lyondell’s assets and liabilities, to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, Lyondell recognized in its financial statements $834 million of push-down debt for which Lyondell is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell. Prior to the acquisition on December 20, 2007, Lyondell’s stockholders’ equity was $3,129 million, representing equity of Lyondell acquired through sources other than financing of the acquisition.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

21.       Stockholders’ Equity – (Continued)

Lyondell’s stockholders’ equity at December 20, 2007 reflecting the new basis of accounting gives effect to the following revaluations and transactions:

Millions
Predecessor basis	$3,129
Allocation of excess purchase price to net assets	3,388
Allocation of excess purchase price to goodwill	5,247
Purchase and cancellation of Lyondell common stock	(11,257)
Successor basis	$507

Preferred Stock—Prior to Lyondell’s acquisition by LyondellBasell Industries, Lyondell’s had authorized shares of $.01 par value preferred stock, of which none had been issued at December 20, 2007 and December 31, 2006.  In connection with the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Lyondell’s Certificate of Incorporation was amended and restated to eliminate the authorized preferred stock.

Common Stock—As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, each issued and outstanding share of common stock was converted into a right to receive $48 in cash.  In connection with the acquisition, Lyondell’s Certificate of Incorporation was amended and restated to reduce the amount of authorized common stock to 1,000 shares with a par value of $0.01.  At December 31, 2007, all 1,000 shares of authorized common stock were outstanding.

Series B Common Stock and Warrant—Lyondell’s Certificate of Incorporation was amended and restated in connection with the acquisition of Lyondell by LyondellBasell Industries to, among other things, eliminate the Series B common stock, of which there was none outstanding.

Prior to January 2007, Occidental Chemical Holding Corporation, a subsidiary of Occidental (“OCHC”), held a warrant to purchase 5 million shares of Lyondell common stock for $25 per share.  In January 2007, OCHC notified Lyondell that it was exercising the warrant.  The terms of the warrant provided that Lyondell could elect to settle the exercise net by delivering that number of shares of Lyondell common stock having a market value equal to the difference between the exercise price and the market price.  In February 2007, pursuant to the terms of the warrant, OCHC received a net payment of 682,210 shares of Lyondell common stock, having a value of $20 million.  Subsequently, OCHC sold its remaining shares of Lyondell common stock.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

21.       Stockholders’ Equity – (Continued)

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss) were as follows:

Millions of dollars	Continuing Operations	Discontinued Operations		Total
Successor
December 31, 2007
Foreign currency translation	$10	$	- -	$10
Predecessor
December 31, 2006
Foreign currency translation	$154		$17	$171
Pension and postretirement liabilities after application of SFAS No. 158	(167)		38	(129)
Total	$(13)		$55	$42

Rights to Purchase Common Stock—Prior to Lyondell’s acquisition by LyondellBasell Industries, Lyondell had issued rights, each of which would have entitled the holder to purchase from the Company one share of common stock at a specified purchase price.  In connection with entering into the merger agreement with LyondellBasell Industries, Lyondell amended the Rights Agreement to provide that none of the execution, delivery or performance of the merger agreement and the completion of the merger would trigger the provisions of the Rights Agreement.  Pursuant to that amendment, the rights expired automatically upon the effectiveness of the acquisition.

Convertible Debentures—As a result of Lyondell’s acquisition by LyondellBasell Industries on December 20, 2007, Millennium amended the indenture governing its 4% Convertible Senior Debentures, as required, to reflect a conversion amount for each $1,000 principal amount of Debentures equal to the consideration to be issued in the acquisition to holders of Lyondell common stock; and, pursuant to the indenture, the Debentures were convertible at a conversion rate of $3,636.6384 per one thousand dollar principal amount of the Debentures.  During 2007, $106 million principal amount of the Debentures was repaid using a combination of Lyondell common stock and cash valued at $385 million.  The remaining $44 million principal amount outstanding as of December 31, 2007 was converted into $158 million cash and paid in January 2008.

22.       Share-Based Compensation

Under Lyondell’s Amended and Restated 1999 Incentive Plan (the “Incentive Plan”), Lyondell granted awards of performance units, restricted stock and stock options to certain employees.  Restricted stock, restricted stock units and stock option awards were also made to directors under other incentive plans.  In addition, Lyondell issued phantom restricted stock, phantom stock options and performance units to certain other employees under still other incentive plans.  As a result of the acquisition of Lyondell by LyondellBasell Industries, on December 20, 2007, all outstanding awards under these plans were settled for $319 million.  At December 31, 2007, $49 million was unpaid.  Lyondell has discontinued use of these incentive plans.

These awards resulted in compensation expense of $200 million, $53 million and $72 million for 2007, 2006 and 2005, respectively.  The after-tax amounts were $130 million, $34 million and $47 million, respectively, for 2007, 2006 and 2005.  The compensation expense reflected awards vesting during the periods and changes in valuation of previously vested awards other than stock options.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

22.       Share-Based Compensation – (Continued)

Performance Units—Performance units represented the right to a cash amount, unless Lyondell’s Board of Directors determined to pay the performance units under the Incentive Plan in shares of common stock, equal to the market value at payout of a target number of shares of Lyondell common stock, adjusted for performance.  The actual payout could have ranged from 0% to 200% of the target number of performance units based on Lyondell’s three-year cumulative total shareholder return (common stock price growth plus dividends) relative to a chemical industry peer group.  Performance units were accounted for as a liability award with compensation cost recognized over the performance period.  As a result of change-in-control provisions, all performance units under Lyondell’s plans immediately vested and were converted into the right to receive a single lump sum payment equal to $48 per equivalent share of common stock, resulting in an obligation of $116 million, of which $21 million was outstanding at December 31, 2007.  The following table summarizes performance unit activity in thousands of units for the years ended December 31:

	2007	2006
Outstanding at beginning of year	2,701	3,271
Granted	949	885
Paid	- -	(1,412)
Settled pursuant to acquisition	(3,540)	- -
Forfeited	(110)	(43)
Outstanding at end of year	- -	2,701

Cash payments of $174 million, $68 million and $79 million were distributed to participants during 2007, 2006 and 2005.

Stock Options—Stock options were granted with an exercise price of at least 100% of market value, had a contractual term of ten years and vested at a rate of one-third per year over three years, with accelerated vesting upon death, disability, retirement or change of control.  On December 20, 2007 in connection with the acquisition of Lyondell by LyondellBasell Industries, all outstanding options of Lyondell became fully exercisable and were cancelled in exchange for a lump sum payment, in cash, of the excess of $48 over the exercise price of the stock option, resulting in an obligation of $110 million, of which less than $1 million was outstanding at December 31, 2007.

The following table summarizes activity, in thousands of shares and the weighted average exercise price per share, relating to stock options.

	2007		2006		2005
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	7,172	$16.80	8,336	$15.66	11,186	$14.93
Granted	779	31.97	665	24.52	454	28.56
Forfeiture	(1)	36.71	- -	- -	- -	- -
Exercised	(3,902)	15.85	(1,801)	14.37	(3,279)	14.91
Settled pursuant to acquisition	(4,048)	20.62	- -	- -	- -	- -
Cancelled	- -	- -	(28)	19.71	(25)	19.52
Outstanding at end of year	- -	- -	7,172	16.80	8,336	15.66

Exercisable at end of year	- -	- -	6,204	15.39	7,882	14.92

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

22.       Share-Based Compensation – (Continued)

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006, was $62 million and $20 million, respectively, and the related tax benefits were $20 million and $7 million.

The fair value of each option award was estimated, based on several assumptions, on the date of grant using a Black-Scholes option valuation model.  Upon adoption of SFAS No. 123 (revised), Lyondell modified its methods used to determine these assumptions prospectively based on the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.  The fair value and the assumptions used for the stock option grants are shown in the table below.  The expected volatility assumption was based on historical and implied volatility.

	2007	2006	2005
Fair value per share of options granted	$9.15	$6.23	$9.64
Fair value assumptions:
Dividend yield	3.60%	3.43%	3.11%
Expected volatility	35.09%	39.80%	35.21%
Risk-free interest rate	4.73%	4.53%	4.24%
Expected term, in years	6	6	10

Stock options were accounted for as equity instruments, and compensation cost was recognized using graded vesting over the three-year vesting period for years prior to 2007.  As a result of the December 20, 2007 acquisition of Lyondell, all stock options vested and were settled in cash for an amount equal to $48 per share less the stock option exercise price.  As a result, there was no unrecognized compensation cost related to stock options at December 20 and December 31, 2007.  There was $2 million of unrecognized cost at December 31, 2006.

Restricted Stock—Lyondell’s restricted stock arrangements under the Incentive Plan were divided equally into a restricted stock grant and an associated deferred cash payment.  These restricted stock arrangements typically vested at a rate of one-third per year over three years, with accelerated vesting upon death, disability, retirement or change in control.  The associated deferred cash award, paid when the shares of restricted stock vested, was equal to the fair market value of the restricted stock issued on the vesting date.  Restricted stock was accounted for as an equity award, while the deferred cash component was accounted for as a liability award.  Compensation expense, based on the market price of Lyondell stock at the date of the grant for the restricted stock and, for the deferred cash components, the market price at the earlier of the vesting date or the balance sheet date, was recognized using graded-vesting over the three-year vesting period for years prior to 2007.  The 2005 deferred cash awards vested and $3 million was paid out as a result of the November 20, 2007 special meeting of shareholders approving the acquisition of Lyondell by LyondellBasell Industries.  On December 20, 2007, as part of the acquisition of Lyondell by LyondellBasell Industries, the remaining deferred cash awards vested and each outstanding share of restricted stock under Lyondell’s restricted stock plans and long-term incentive plans was converted into a right to receive $48 in cash, resulting in a total obligation of $15 million, which was paid in 2007.

Phantom Awards—Phantom awards were accounted for as liability awards and compensation cost was recognized using graded-vesting over the three-year vesting period for years prior to 2007.  In connection with the acquisition of Lyondell by LyondellBasell Industries, outstanding phantom awards were converted into a right to receive $48 in cash, resulting in an obligation of $76 million, of which $28 million was outstanding at December 31, 2007.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

23.       Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows:

	Successor	Predecessor
	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2006	2005

Interest paid	$ - -	$736	$587	$673
Net income taxes paid	$ - -	$240	$238	$35

Interest and income tax cash activity includes Houston Refining prospectively from August 16, 2006.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

24.       Segment and Related Information

At the time of the acquisition of Lyondell by LyondellBasell Industries, Lyondell established new business segments through which its operations are managed as part of LyondellBasell Industries.  Lyondell’s operations are primarily in three of these segments:

•
Chemicals, primarily manufacturing and marketing of ethylene; its co-products, including propylene, butadiene and aromatics; ethylene derivatives, including ethylene oxide (“EO”), ethylene glycol, and other EO derivatives, as well as ethanol; acetyls, including vinyl acetate monomer, acetic acid and methanol; PO; PO co-products, including styrene and tertiary butyl alcohol (“TBA”), TBA derivative isobutylene; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; TDI and fragrance and flavors chemicals;

•	Polymers, including manufacturing and marketing of polyethylene, including high density polyethylene, low density polyethylene and linear low density polyethylene, and polypropylene; and

•
Fuels, primarily manufacturing and marketing of refined petroleum products, including gasoline, ultra low sulfur diesel, jet fuel, lubricants (“lube oils”), aromatics, and gasoline blending components, such as MTBE, ETBE and alkylate.

On May 15, 2007 Lyondell completed the sale of its worldwide inorganic chemicals business (see Note 4), and, as a result, substantially all of the inorganic chemicals business was reclassified as a discontinued operation.

Through August 15, 2006, the fuels segment included Lyondell’s equity investment in Houston Refining (see Note 8).  The operations of Houston Refining are consolidated prospectively from August 16, 2006, and include the effects of Lyondell’s acquisition from that date.

The accounting policies of the segments are the same as those described in “Summary of Significant Accounting Policies” (see Note 2) except that segment operating results reported to management reflect cost of sales determined under the first-in, first-out (“FIFO”) method of accounting for inventory.  These FIFO-basis operating results are reconciled to LIFO-basis operating results in the following table.  Sales between segments are made primarily at prices approximating prevailing market prices, with the exception of sales of MTBE and ETBE sourced from PO co-products, representing approximately 75% of MTBE/ETBE capacity, which are sold by the chemicals segment to the fuels segment at a formula-based cost.

No customer accounted for 10% or more of Lyondell’s consolidated sales during any year in the three-year period ended December 31, 2007.  However, prior to August 16, 2006, under the terms of Houston Refining’s previous agreement with CITGO, CITGO purchased substantially all of the refined products of the fuels segment.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

24.       Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented.

Millions of dollars	Chemicals	Fuels	Polymers	Other	Total
2007
Sales and other operating revenues:
Customers	$12,661	$12,438	$3,495	$9	$28,603
Intersegment	2,432	1,009	- -	(3,441)	- -
	15,093	13,447	3,495	(3,432)	28,603

Segment operating income (loss)	672	1,360	155	(156)	2,031
Adjustment to LIFO basis					(869)
Operating income					1,162

Income from equity investments	2	- -	- -	- -	2
Capital expenditures	279	210	19	9	517
Depreciation and amortization expense	534	294	63	16	907

2006
Sales and other operating revenues:
Customers	$12,751	$4,698	$3,424	$9	$20,882
Intersegment	2,228	427	- -	(2,655)	- -
	14,979	5,125	3,424	(2,646)	20,882

Segment operating income (loss)	1,001	684	137	(16)	1,806
Adjustment to LIFO basis					(166)
Operating income					1,640

Income from equity investments	5	73	- -	- -	78
Capital expenditures	209	113	19	5	346
Depreciation and amortization expense	519	115	64	13	711

2005
Sales and other operating revenues:
Customers	$12,111	$2,025	$3,110	$11	$17,257
Intersegment	2,125	- -	- -	(2,125)	- -
	14,236	2,025	3,110	(2,114)	17,257

Segment operating income (loss)	911	333	52	(3)	1,293
Adjustment to LIFO basis					(45)
Operating income					1,248

Income from equity investments	1	123	- -	- -	124
Capital expenditures	174	5	12	5	196
Depreciation and amortization expense	525	29	62	15	631

Sales and other operating revenues and operating income (loss) in the “Other” column above include elimination of intersegment transactions and businesses that are not reportable segments in 2007, 2006 and 2005.  Other segment operating loss in the 2007 Successor period includes IPR&D charges of $95 million.

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

24.       Segment and Related Information – (Continued)

The 2007 data above comprises the following:

	Successor	Predecessor	Total
Millions of dollars	For the period from December 21 through December 31, 2007	For the period from January 1 through December 20, 2007	For the year ended December 31, 2007
Sales and other operating revenues	$929	$27,674	$28,603
Operating income (loss)	(126)	1,288	1,162
Capital expenditures	22	495	517
Depreciation and amortization	39	868	907

In 2006, the operating income of the chemicals segment included a $106 million charge for impairment of the net book value of the Lake Charles, Louisiana ethylene facility; and in the fuels segment, Lyondell had a loss from its equity investment in Houston Refining due to its 58.75% share, or $176 million, of the $300 million cost to terminate Houston Refining’s previous crude supply agreement.  The operating income of the chemicals segment for 2005 included a $195 million charge for impairment of the net book value of the Lake Charles, Louisiana, TDI plant (see Note 5).

Long-lived assets of continuing operations, including goodwill, are summarized and reconciled to consolidated totals in the following table.  The assets of the PO joint ventures are primarily property, plant and equipment.

Millions of dollars	Chemicals	Polymers	Fuels	Other	Total
2007
Property, plant and equipment, net	$6,379	$596	$5,446	$83	$12,504
Investment in PO joint ventures	564	- -	- -	- -	564
Goodwill	2,618	250	2,300	- -	5,168

2006
Property, plant and equipment, net	$4,814	$631	$3,043	$54	$8,542
Investment in PO joint ventures	778	- -	- -	- -	778
Goodwill	1,332	- -	- -	- -	1,332

2005
Property, plant and equipment, net	$5,009	$646	$207	$55	$5,917
Investments in PO joint ventures	776	- -	- -	- -	776
Goodwill	1,352	- -	- -	- -	1,352

Index to the Consolidated Financial Statements
LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS―(Continued)

24.       Segment and Related Information – (Continued)

Property, plant and equipment, net, included in the “Other” column above primarily includes assets related to corporate and support functions.

The following geographic data for revenues are based upon the delivery location of the product and for long-lived assets, the location of the assets.

	Revenues
Millions of dollars	2007	2006	2005
United States	$22,907	$16,580	$13,193
Non-U.S.	5,696	4,302	4,064
Total	$28,603	$20,882	$17,257

	Long-Lived Assets
Millions of dollars	2007	2006	2005
United States	$12,561	$7,776	$5,245
Non-U.S.:
The Netherlands	- -	801	751
France	506	468	434
Other non-U.S.	1	275	263
Total non-U.S.	507	1,544	1,448
Total	$13,068	$9,320	$6,693

Concurrent with the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Lyondell sold certain of its non-U.S. subsidiaries that owned, among other things, a 50% interest in the European PO Joint Venture (see Note 9), to the Basell Group.  The European PO joint venture includes a world-scale PO/SM plant at Maasvlakte near Rotterdam, The Netherlands.

Index to the Consolidated Financial Statements

LYONDELL-CITGO REFINING LP

STATEMENTS OF INCOME – (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Sales and other operating revenues	$2,411	$1,563	$4,505	$3,099
Operating costs and expenses:
Cost of sales:
Crude oil and feedstock	2,038	1,339	3,753	2,584
Operating and other expenses	194	176	394	337
Selling, general and administrative expenses	16	11	33	23
	2,248	1,526	4,180	2,944
Operating income	163	37	325	155
Interest expense	(12)	(9)	(24)	(17)
Interest income	- -	- -	1	- -
Income before income taxes	151	28	302	138
Provision for income taxes	8	- -	8	- -
Net income	$143	$28	$294	$138

See Notes to Financial Statements.

Index to the Consolidated Financial Statements

LYONDELL-CITGO REFINING LP

BALANCE SHEETS – (Unaudited)

Millions of dollars	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$95	$5
Accounts receivable:
Trade, net	98	79
Related parties	231	185
Inventories	147	144
Prepaid expenses and other current assets	5	5
Total current assets	576	418
Property, plant and equipment, net	1,386	1,328
Other assets, net	95	86
Total assets	$2,057	$1,832
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$227	$239
Related parties	485	431
Distribution payable to Lyondell Partners	105	32
Distribution payable to CITGO Partners	74	23
Current maturities of long-term debt	441	5
Accrued liabilities	90	75
Total current liabilities	1,422	805
Long-term debt	- -	439
Loan payable to Lyondell Partners	229	229
Loan payable to CITGO Partners	35	35
Other liabilities	125	113
Total long-term liabilities	389	816
Commitments and contingencies
Partners’ capital:
Partners’ accounts	270	235
Accumulated other comprehensive loss	(24)	(24)
Total partners’ capital	246	211
Total liabilities and partners’ capital	$2,057	$1,832

See Notes to Financial Statements.

Index to the Consolidated Financial Statements

LYONDELL-CITGO REFINING LP

STATEMENTS OF CASH FLOWS – (Unaudited)

	For the six months ended June 30,
Millions of dollars	2006	2005
Cash flows from operating activities:
Net income	$294	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	56
Other	2	1
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(65)	(28)
Inventories	(3)	(39)
Accounts payable	43	73
Other, net	4	(38)
Cash provided by operating activities	337	163
Cash flows from investing activities:
Expenditures for property, plant and equipment	(109)	(83)
Cash used in investing activities	(109)	(83)
Cash flows from financing activities:
Proceeds from bank loan	- -	45
Contributions from Lyondell Partners	42	45
Contributions from CITGO Partners	30	31
Distributions to Lyondell Partners	(122)	(134)
Distributions to CITGO Partners	(86)	(94)
Payment of current maturities of long-term debt	(2)	(2)
Cash used in financing activities	(138)	(109)
Increase (decrease) in cash and cash equivalents	90	(29)
Cash and cash equivalents at beginning of period	5	45
Cash and cash equivalents at end of period	$95	$16

See Notes to Financial Statements.

Index to the Consolidated Financial Statements

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.      Basis of Presentation

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

LCR’s application of EITF Issue No. 04-13 had no material effect on its financial statements.

4.      Inventories

Inventories consisted of the following:

	June 30,	December 31,
Millions of dollars	2006	2005
Finished goods	$53	$59
Raw materials	78	71
Materials and supplies	16	14
Total inventories	$147	$144

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.      Property, Plant and Equipment

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

	June 30,	December 31,
Millions of dollars	2006	2005
Land	$2	$2
Manufacturing facilities and equipment	2,620	2,556
Construction in progress	302	268
Total property, plant and equipment	2,924	2,826
Less accumulated depreciation	(1,538)	(1,498)
Property, plant and equipment, net	$1,386	$1,328

Depreciation and amortization expense is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Property, plant and equipment	$24	$22	$47	$45
Turnaround costs	4	3	8	6
Software costs	1	1	2	2
Other	2	2	5	3
Total depreciation and amortization	$31	$28	$62	$56

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

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.      Pension and Other Postretirement Benefits

Net periodic pension benefit costs included the following components:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Millions of dollars
Service cost	$2	$2	$4	$4
Interest cost	2	2	4	4
Recognized return on plan assets	(2)	(1)	(4)	(3)
Amortization	2	1	3	2
Net periodic pension benefit cost	$4	$4	$7	$7
Net periodic postretirement benefit costs included the following components:

	For the three months ended				For the six months ended
	June 30,				June 30,
	2006		2005		2006		2005
Millions of dollars
Service cost	$	- -	$	- -	$	- -	$	- -
Interest cost		1		1		2		2
Net periodic other postretirement benefit cost		$1		$1		$2		$2

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

LCR has consistently contested the validity of the reductions in deliveries by PDVSA Oil and Petróleos de Venezuela, S.A. (“PDVSA”) under the CSA.  In February 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in connection with the force majeure declarations.  PDVSA filed a subsequent lawsuit against LCR in October 2005 in the same court, related to that action, which alleged breach of the CSA.  On April 6, 2006, the parties announced the settlement of these disputes and other disputes among the parties and the respective affiliates, and on April 10, 2006, the lawsuits were dismissed.  In August 2006, Lyondell purchased CITGO’s 41.25% interest in LCR.  As part of the transaction, the existing CSA was terminated, and the parties entered into a new crude oil contract.  See Note 11 for a description of the transaction and the new crude oil contract.

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.      Commitments and Contingencies - (Continued)

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

10.           Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Millions of dollars
Net income	$143	$28	$294	$138
Other comprehensive income (loss)	- -	- -	- -	- -
Comprehensive income	$143	$28	$294	$138

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Index to the Consolidated Financial Statements

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

/s/  PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Houston, Texas
February 24, 2006

Index to the Consolidated Financial Statements

LYONDELL-CITGO REFINING LP

STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Sales and other operating revenues	$6,741	$5,603	$4,162
Operating costs and expenses:
Cost of sales:
Crude oil and feedstock	5,715	4,383	3,209
Operating and other expenses	743	645	633
Selling, general and administrative expenses	51	59	56
	6,509	5,087	3,898
Operating income	232	516	264
Interest expense	(40)	(31)	(37)
Interest income	2	1	1
Other income	- -	14	- -
Net income	$194	$500	$228

See Notes to Financial Statements.

Index to the Consolidated Financial Statements

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

See Notes to Financial Statements.

Index to the Consolidated Financial Statements

LYONDELL-CITGO REFINING LP

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Cash flows from operating activities:
Net income	$194	$500	$228
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	116	115	113
Net loss on disposition of assets	1	10	27
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(55)	(37)	(19)
Inventories	(45)	(1)	(5)
Accounts payable	263	79	14
Other assets and liabilities	(35)	1	16
Cash provided by operating activities	439	667	374
Cash flows from investing activities:
Expenditures for property, plant and equipment	(176)	(71)	(46)
Other	- -	(1)	- -
Cash used in investing activities	(176)	(72)	(46)
Cash flows from financing activities:
Distributions to Lyondell Partners	(303)	(385)	(253)
Distributions to CITGO Partners	(213)	(271)	(178)
Contributions from Lyondell Partners	128	44	30
Contributions from CITGO Partners	90	30	21
Payment of debt issuance costs	- -	(9)	(6)
Payment of current maturities of long-term debt	(5)	(2)	- -
Cash used in financing activities	(303)	(593)	(386)
Increase (decrease) in cash and cash equivalents	(40)	2	(58)
Cash and cash equivalents at beginning of period	45	43	101
Cash and cash equivalents at end of period	$5	$45	$43

See Notes to Financial Statements.

Index to the Consolidated Financial Statements

LYONDELL-CITGO REFINING LP

STATEMENTS OF PARTNERS’ CAPITAL

				Accumulated
	Partners’ Accounts			Other
	Lyondell	CITGO		Comprehensive	Comprehensive
Millions of dollars	Partners	Partners	Total	Income (Loss)	Income (Loss)
Balance at January 1, 2003	$(22)	$454	$432	$(29)
Net income	144	84	228	- -	$228
Cash contributions	30	21	51	- -	- -
Other contributions	10	7	17	- -	- -
Distributions to Partners	(168)	(118)	(286)	- -	- -
Other comprehensive income
minimum pension liability				10	10
Comprehensive income					$238
Balance at December 31, 2003	(6)	448	442	(19)
Net income	304	196	500	- -	$500
Cash contributions	44	30	74	- -	- -
Distributions to Partners	(442)	(311)	(753)	- -	- -
Other comprehensive loss-
minimum pension liability				(4)	(4)
Comprehensive income					$496
Balance at December 31, 2004	(100)	363	263	(23)
Net income	123	71	194	- -	$194
Cash contributions	128	90	218	- -	- -
Distributions to Partners	(258)	(182)	(440)	- -	- -
Other comprehensive loss -
minimum pension liability				(1)	(1)
Comprehensive income					$193
Balance at December 31, 2005	$(107)	$342	$235	$(24)

See Notes to Financial Statements.

Index to the Consolidated Financial Statements
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

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.      Summary of Significant Accounting Policies - (continued)

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

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.      Summary of Significant Accounting Policies - (continued)

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

Index to the Consolidated Financial Statements
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

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.      Related Party Transactions - (continued)

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2005	2004	2003
LCR billed related parties for the following:
Sales of products:
CITGO	$5,072	$4,141	$3,010
Equistar	394	425	227
TCP Petcoke Corporation	40	1	33
Services and cost sharing arrangements:
Equistar	1	1	- -
Lyondell	- -	- -	1
Related parties billed LCR for the following:
Purchase of products:
CITGO	$196	$108	$201
Equistar	922	725	445
Lyondell	- -	14	4
PDVSA	3,314	2,594	1,742
Transportation charges:
CITGO	1	1	1
Equistar	4	4	4
Services and cost sharing arrangements:
CITGO	6	6	6
Equistar	22	23	21
Lyondell	2	3	2

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

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

7.      Property, Plant and Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2005	2004
Land	$2	$2
Manufacturing facilities and equipment	2,556	2,528
Construction in progress	268	105
Total property, plant and equipment	2,826	2,635
Less accumulated depreciation	(1,498)	(1,408)
Property, plant and equipment, net	$1,328	$1,227

Maintenance and repair expenses were $83 million, $50 million and $52 million for the years ended December 31, 2005, 2004 and 2003 respectively.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2005			2004
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Turnaround costs	$79	$(41)	$38	$59	$(39)	$20
Software costs	29	(18)	11	40	(26)	14
Debt issuance costs	24	(20)	4	24	(17)	7
Catalyst costs	29	(13)	16	11	(5)	6
Other	3	- -	3	3	- -	3
Total intangible assets	$164	$(92)	$72	$137	$(87)	$50
Company-owned life insurance			6			6
Other			8			5
Total other assets			$86			$61

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.      Property, Plant and Equipment and Other Assets - (continued)

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

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.           Financing Arrangements – (Continued)

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

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.           Pension and Other Postretirement Benefits

LCR has defined benefit pension plans, which cover full-time regular employees.  Retirement benefits are based on years of service and the employee’s highest three consecutive years of compensation during the last ten years of service.  LCR funds the plans through periodic contributions to pension trust funds as required by applicable law.  LCR also has one unfunded supplemental nonqualified retirement plan, which provides pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limit.  In addition, LCR sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits.  The postretirement medical plan is contributory, while the life insurance plan is generally noncontributory.  The measurement date for LCR’s pension and other postretirement benefit plans is December 31, 2005.

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans:

			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
Millions of dollars
Change in benefit obligation:
Benefit obligation, January 1	$147	$125	$48	$39
Service cost	8	6	1	1
Interest cost	8	8	3	3
Participant contributions	- -	- -	1	- -
Plan amendments	- -	- -	1	10
Actuarial (gain) loss	8	15	3	(2)
Benefits paid	(6)	(7)	(3)	(3)
Benefit obligation, December 31	165	147	54	48

Change in plan assets:
Fair value of plan assets, January 1	78	51
Actual return on plan assets	5	7
Partnership contributions	17	27
Benefits paid	(6)	(7)
Fair value of plan assets, December 31	94	78

Funded status	(71)	(69)	(54)	(48)
Unrecognized actuarial and investment loss	57	52	14	12
Unrecognized prior service cost (benefit)	1	2	(1)	(4)
Net amount recognized	$(13)	$(15)	$(41)	$(40)

Amounts recognized in the Balance Sheet consist of:
Accrued benefit liability	$(38)	$(40)	$(41)	$(40)
Intangible asset	1	2	- -	- -
Accumulated other comprehensive loss	24	23	- -	- -
Net amount recognized	$(13)	$(15)	$(41)	$(40)

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.           Pension and Other Postretirement Benefits - (Continued)

	Pension Benefits
	2005	2004
Millions of dollars
Additional information:
Accumulated benefit obligation for defined
benefit plans, December 31	$132	$116
Increase (decrease) in minimum liability
included in other comprehensive loss	1	4

Pension plans with projected benefit obligations and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	Pension Benefits
	2005	2004
Millions of dollars
Projected benefit obligations	$165	$147
Accumulated benefit obligations	132	116
Fair value of assets	94	78

Net periodic pension and other postretirement benefit costs included the following components:

				Other Postretirement
	Pension Benefits			Benefits
	2005	2004	2003	2005	2004	2003
Millions of dollars
Components of net periodic benefit cost
Service cost	$8	$6	$7	$1	$1	$1
Interest cost	8	8	7	3	3	2

Actual (gain) loss on plan assets	(6)	(7)	(10)	- -	- -	- -
Less unrecognized gain (loss)	- -	3	6	- -	- -	- -
Recognized gain on plan assets	(6)	(4)	(4)	- -	- -	- -

Prior service costs amortization	- -	- -	- -	(1)	(2)	(3)
Actuarial loss amortization	4	4	4	1	1	1
Net effect of settlements	- -	2	- -	- -	- -	- -
Net periodic benefit cost	$14	$16	$14	$4	$3	$1

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.           Pension and Other Postretirement Benefits - (Continued)

The weighted-average assumptions used in determining net benefit liabilities were as follows at December 31:

	Pension		Other Postretirement
	Benefits		Benefits
	2005	2004	2005	2004
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	4.50%	4.50%	- -	- -

The weighted-average assumptions used in determining net periodic benefit cost were as follows for the year ended December 31:

				Other Postretirement
	Pension Benefits			Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.25%	6.50%	5.75%	6.50%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%	- -	- -	- -
Rate of compensation increase	4.50%	4.50%	4.50%	- -	- -	- -

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

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.           Pension and Other Postretirement Benefits - (Continued)

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

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

14.           Commitments and Contingencies - (Continued)

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

Index to the Consolidated Financial Statements
LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

14.           Commitments and Contingencies  - (Continued)

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

Index to the Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Lyondell Chemical Company performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the Lyondell disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2007.  Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Lyondell disclosure controls and procedures are effective.

On December 20, 2007, Lyondell was acquired by LyondellBasell Industries.  There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter (the fourth quarter 2007) that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

Lyondell management’s report on internal control over financial reporting appears on page 81 of this Annual Report on Form 10-K.  The effectiveness of Lyondell’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Item 9B.  Other Information

None.

Index to the Consolidated Financial Statements

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors of the Registrant

As a result of LyondellBasell Industries’ December 20, 2007 acquisition of Lyondell, Lyondell is an indirect wholly owned subsidiary of LyondellBasell Industries.  As a privately held company, all of the members of Lyondell’s Board of Directors are selected by its sole shareholder, an indirect wholly owned subsidiary of LyondellBasell Industries, and the Lyondell Board of Directors no longer has standing committees of the Board of Directors.  For the same reason, the policy previously adopted by Lyondell’s Board of Directors pursuant to which shareholders could submit director candidates to the Corporate Responsibility and Governance Committee of Lyondell’s Board of Directors for consideration is no longer in effect.

All of Lyondell’s executive officers and directors also are officers of LyondellBasell Industries and, with the exception of Mr. Bayer, are members of the Management Board of Basell AFGP S.à r.l., in its capacity as Manager of LyondellBasell Industries.  LyondellBasell Industries and Basell AFGP S.à r.l. are controlled by the Access Industries group of companies (the “Access Group”), a privately held, U.S.-based industrial group founded in 1986 by Leonard Blavatnik, its principal shareholder.

Set forth below are the executive officers and directors of Lyondell Chemical Company as of March 1, 2008.  The By-Laws of Lyondell Chemical Company provide that each officer and director shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

Name, Age and Present Position with Lyondell Chemical Company	Business Experience During Past Five Years and Period Served as Officer(s)
Morris Gelb, 61 . President, Chief Executive Officer and Director
Mr. Gelb was appointed President and Chief Executive Officer of Lyondell Chemical Company effective January 1, 2008, and Executive Vice President of LyondellBasell Industries AF S.C.A. effective December 20, 2007.  Prior to this, Mr. Gelb held the position of Executive Vice President and Chief Operating Officer of Lyondell Chemical Company since December 1998.  Previously, he served as Senior Vice President, Manufacturing, Process Development and Engineering of Lyondell Chemical Company from July 1998 to December 1998.  He was named Vice President for Research and Engineering of ARCO Chemical in 1986 and Senior Vice President of ARCO Chemical in July 1997.  Mr. Gelb also has served as a member of the Board of Directors of Lyondell Chemical Company since December 20, 2007.

Alan Bigman, 40 . Chief Financial Officer and Director
Mr. Bigman was appointed Chief Financial Officer of Lyondell Chemical Company effective January 1, 2008, and Executive Vice President and Chief Financial Officer of LyondellBasell Industries AF S.C.A. effective December 20, 2007.  Prior to this, Mr. Bigman held the position of Chief Financial Officer of Basell since January 2006.  Mr. Bigman was Senior Vice President for Access Industries from 2004 until 2006, with responsibility for managing the financing activities of Access Industries and for the strategic management of major Access Industries’ assets.  From 1998 to 2004, he served in several Access Industries portfolio companies, including the positions of Director of Corporate Finance at Tyumen Oil Company in Moscow and Vice President, Finance at SUAL in Moscow.  Mr. Bigman originally joined Access Industries in 1996 as Vice President, U.S. and International Investments.  Mr. Bigman also has served as a member of the Board of Directors of Lyondell Chemical Company since December 20, 2007.

Index to the Consolidated Financial Statements

Name, Age and Present Position with Lyondell Chemical Company	Business Experience During Past Five Years and Period Served as Officer(s)
Edward J. Dineen, 53 Senior Vice President and Director
Mr. Dineen was appointed Senior Vice President of Lyondell Chemical Company effective January 1, 2008, and President, Chemicals Division of LyondellBasell Industries AF S.C.A. effective December 20, 2007.  Prior to this, Mr. Dineen held the position of Senior Vice President, Chemicals and Polymers of Lyondell Chemical Company since May 2002.  Mr. Dineen served as Senior Vice President, Intermediates and Performance Chemicals of Lyondell from May 2000 until May 2002.  Prior to this position, he served as Senior Vice President, Urethanes and Performance Chemicals of Lyondell Chemical Company since July 1998.  He served as Vice President, Performance Products and Development for ARCO Chemical beginning in June 1997, and served as Vice President, Planning and Control for ARCO Chemical European Operations from 1993 until his appointment as Vice President, Worldwide CoProducts and Raw Materials in 1995.  Mr. Dineen has also served as a member of the Board of Directors of Lyondell Chemical Company since December 20, 2007.  Mr. Dineen is also a member of the Board of Spartech Corporation.

James W. Bayer, 52 Senior Vice President
Mr. Bayer was appointed Senior Vice President of Lyondell Chemical Company effective January 1, 2008, and Senior Vice President, Global Engineering and Chemicals Manufacturing of LyondellBasell Industries AF S.C.A. effective December 20, 2007.  Mr. Bayer held the position of Senior Vice President, Manufacturing and Health, Safety and Environment of Lyondell Chemical Company from May 2006 until December 2007, the position of Senior Vice President, Manufacturing from October 2000 until May 2006 and, prior to that, was Vice President of Health, Safety, Environmental and Engineering of Lyondell Chemical Company.  From December 1997 to July 1999 he was Director, Gulf Coast Manufacturing for ARCO Chemical. Prior to December 1997, Mr. Bayer served as Channelview Plant Manager for ARCO Chemical.

C. Bart de Jong, 50 Senior Vice President, Human Resources
Mr. de Jong was appointed Senior Vice President, Human Resources of Lyondell Chemical Company effective January 1, 2008, and Senior Vice President, Human Resources of LyondellBasell Industries AF S.C.A. effective December 20, 2007.  Prior to this, Mr. de Jong held the position of Vice President, Technology of Lyondell Chemical Company since May 2007 and Vice President of Lyondell Chemical Company responsible for Lyondell’s inorganic chemicals business from December 2004 until May 2007.  From May 2002 until December 2004, Mr. de Jong served as Vice President, Corporate Development of Lyondell Chemical Company.  Prior thereto, Mr. de Jong served as Director, Business Analysis & Planning.  Prior to joining Lyondell Chemical Company in 2001 as Director, Business Analysis & Planning, Mr. de Jong was Chief Financial Officer of eLink Commerce, Inc., an early stage information technology company. From 1995 to 2000, he held a variety of finance and business development positions with ARCO, including Vice President, Finance in ARCO's corporate headquarters in Los Angeles.

Cees Los, 51 Senior Vice President and General Counsel
Mr. Los was appointed Senior Vice President, General Counsel of Lyondell Chemical Company effective January 1, 2008, and Senior Vice President and General Counsel of LyondellBasell Industries AF S.C.A. effective December 20, 2007.  Prior to this, Mr. Los held the position of General Counsel of Basell since October 2000.  From 1998 until 2000, Mr. Los held the position of head of the legal department of Elenac, a joint venture of Shell and BASF and one of the predecessor companies of Basell. Mr. Los originally joined Shell in 1984 as a member of the corporate legal department.  From 1988 until 1991, Mr. Los was Manager of Legal Affairs to IBIS (a biotechnology joint venture partly owned by Shell); from 1991 until 1995 he was Senior Legal Advisor for Shell Japan and Showa Shell (a joint venture of Shell in Japan); and from 1995 until 1998, he was Corporate Planning Manager for Shell Netherlands.

Index to the Consolidated Financial Statements

Name, Age and Present Position with Lyondell Chemical Company	Business Experience During Past Five Years and Period Served as Officer(s)
W. Norman Phillips, Jr., 53 Senior Vice President
Mr. Phillips was appointed Senior Vice President of Lyondell Chemical Company effective January 1, 2008, and President, Fuels Division of LyondellBasell Industries AF S.C.A. effective December 20, 2007.  Prior to this, Mr. Phillips held the position of Senior Vice President, Fuels and Pipelines of Lyondell Chemical Company from August 2006 to December 2007 and Senior Vice President, Fuels and Raw Materials of Lyondell Chemical Company from 2002 until 2006.  Mr. Phillips was Senior Vice President, Polymers of Equistar Chemicals, LP (which was then a joint venture of Lyondell) from 1998 to 2002.  He was previously Vice President, Petrochemicals of Equistar Chemicals, LP from December 1997 to August 1998.  Mr. Phillips also has served as Senior Vice President of Lyondell Chemical Company since October 2000.  He previously served as Vice President, Polymers of Lyondell from January 1997 to December 1997, and as Vice President of Lyondell with responsibilities in the areas of marketing and operations from 1993 to January 1997.

Audit Committee Financial Expert Determinations

After LyondellBasell Industries’ acquisition of Lyondell, Lyondell no longer has a separately designated Audit Committee.  However, Lyondell’s Board has determined that Lyondell has at least one “audit committee financial expert,” as defined in Item 407(d) of Regulation S-K, serving on Lyondell’s Board of Directors.  The Board has determined that Mr. Bigman qualifies as an audit committee financial expert.  Although Lyondell no longer has securities listed on a national securities exchange, for purposes of compliance with Item 407(d) of Regulation S-K, Lyondell’s Board has determined that, because Mr. Bigman is an officer of Lyondell and LyondellBasell Industries, Mr. Bigman would not qualify as independent under the New York Stock Exchange’s listing standards.

Section 16(A) Beneficial Ownership Reporting Compliance

Before LyondellBasell Industries acquired all of Lyondell’s outstanding common stock on December 20, 2007, Section 16(a) of the Securities Exchange Act of 1934, as amended, required Lyondell's directors and executive officers, and persons who owned more than ten percent of a registered class of Lyondell's equity securities, to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of common stock of Lyondell.

To Lyondell's knowledge, based solely on review of the copies of such reports furnished to Lyondell and written representations that such reports accurately reflect all reportable transactions and holdings, with respect to the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Code of Ethics

Lyondell has adopted a “code of ethics,” as defined in Item 406(b) of Regulation S-K.  Lyondell’s code of ethics, known as its Business Ethics and Conduct Policy, applies to all officers and employees of Lyondell, including its principal executive officer, principal financial officer, principal accounting officer and controller.  A copy of the Business Ethics and Conduct Policy is available at www.lyondellbasell.com free of charge.  In addition, Lyondell intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Business Ethics and Conduct Policy that applies to Lyondell’s principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on its website, www.lyondellbasell.com.

Index to the Consolidated Financial Statements

Item 11.  Executive Compensation

Compensation Committee Report

Prior to Lyondell’s December 20, 2007 acquisition by LyondellBasell Industries, the Compensation and Human Resources Committee of Lyondell’s Board of Directors oversaw the compensation of Lyondell executive officers and was composed of five independent directors.  At the effective time of the acquisition, all of the members of Lyondell’s previous Board of Directors ceased serving as directors and the current members of the Board began to serve as directors.  Also upon the effectiveness of the acquisition, Lyondell’s Board of Directors ceased to have any standing committees.  Accordingly, this report is of the entire Board of Directors.  However, after the acquisition, all decisions regarding the compensation for Lyondell’s executive officers are made by its parent company, LyondellBasell Industries, rather than by the Lyondell Board.

Lyondell’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis, as provided below, with Lyondell’s management.  Based on its review and discussions, the Board of Directors approved the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K.

Respectfully submitted,

Alan Bigman
Edward J. Dineen
Morris Gelb
The Board of Directors of Lyondell Chemical Company

Pursuant to SEC rules, the foregoing Report is not deemed “filed” with the SEC.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

Prior to Lyondell’s December 20, 2007 acquisition by LyondellBasell Industries, the Compensation and Human Resources Committee of Lyondell’s Board of Directors, which is referred to in this section of the Annual Report as the Committee, oversaw the compensation of Lyondell executive officers.  In connection with the acquisition, executive officers received compensation in the form of payouts of awards and amounts under various plans as a result of the occurrence of a change-in-control and pursuant to the terms of the Merger Agreement and, in some cases, under the Executive Severance Pay Plan.  After the acquisition, all decisions regarding the compensation of executive officers of Lyondell are made by Lyondell’s parent company, LyondellBasell Industries, rather than by the Lyondell Board.  In addition, since all current Lyondell executive officers also are officers of LyondellBasell Industries, compensation of Lyondell executive officers is with regard to their services for LyondellBasell Industries and its subsidiaries as a whole and is not allocated among entities.  Accordingly, the information provided below primarily describes Lyondell’s compensation objectives, policies and plans under the oversight of the Committee as they existed before the acquisition and as they related to the compensation of Lyondell’s named executive officers for 2007, and summarizes payments made to the named executive officers in connection with the acquisition.  None of the members of Lyondell’s current Board of Directors were members of the Committee.  Accordingly, references in this Compensation Discussion and Analysis to the views, beliefs and determinations of the Committee are based on the Compensation Discussion and Analysis approved by the Committee for use in Lyondell’s proxy statement for the May 3, 2007 Annual Meeting, minutes of the Committee’s meetings, management’s understanding of the Committee’s views, beliefs and determinations, and other relevant materials.

Overview and Objectives of Lyondell’s Pre-Acquisition Executive Compensation Program

Before the acquisition, the Committee was responsible for establishing and administering the compensation objectives, policies and plans for Lyondell’s officers.  All of Lyondell’s officers were compensated pursuant to the same executive compensation program.  Both the compensation program and the officers’ compensation were approved by the Committee.  None of Lyondell’s officers had employment contracts.

Index to the Consolidated Financial Statements

The Committee based its decisions concerning specific compensation elements and total compensation paid or awarded to Lyondell’s officers on several different objectives.  The objectives of Lyondell’s executive compensation program were to:

•	provide compensation that was competitive with compensation in a broad group of companies that were similar in revenue size to Lyondell and were in similar markets for executive talent;

•	foster a team orientation and a high degree of cooperation and coordination among top management;

•	encourage both short-term and long-term performance focus, promoting shareholder value through strategic business decisions and achievement of performance objectives;

•	provide incentive compensation designed to vary with Lyondell’s performance, while appropriately moderating the impact of the cyclical nature of Lyondell's businesses; and

•
facilitate ownership of Lyondell's common stock by its officers through equity-based incentives so that management interests were closely aligned with those of shareholders in terms of both risk and reward.

To ensure alignment with Lyondell’s executive compensation objectives described above, over the course of several meetings throughout the year, the Committee conducted annual evaluations of all components of the executive compensation program, including base salary, incentive compensation (bonus and long-term incentives), retirement and other post-termination compensation and other benefits, as well as projected payout obligations under various scenarios such as termination, retirement and change-in-control.  The Committee also periodically conducted more in-depth reviews of the executive compensation program.  For example, in 2005 the Committee conducted an extensive review of the executive compensation program and considered a wide range of alternative programs for future implementation.  In response to the Committee’s direction, management retained a consultant to analyze Lyondell’s implementation of the then-existing executive compensation program and to examine the elements of Lyondell’s executive compensation program and various alternative compensation programs.  As part of the analysis, the consultant also interviewed all Committee members, the Chairman of the Board, the Chief Executive Officer, the Senior Vice President of Human Resources, and other members of management to gain a better understanding of the effectiveness of Lyondell’s executive compensation program and objectives from their perspectives.  Over the course of several meetings, the Committee assessed the findings from the consultant’s analysis, considered several alternative compensation arrangements and made modifications to certain elements of Lyondell’s executive compensation program as described later in this Compensation Discussion and Analysis.  The Committee determined that the compensation program, as intended, was consistent with competitive market levels as represented by the practices at a broad range of companies that were considered comparable to Lyondell and in similar markets for executive talent.  The Committee also determined that, overall, Lyondell’s existing executive compensation program was the most effective to meet Lyondell’s objectives.

The elements of Lyondell’s pre-acquisition executive compensation program, as well as the specific objectives considered by the Committee when determining the elements of the pre-acquisition executive compensation program, are further described below.

Index to the Consolidated Financial Statements

Elements of Lyondell’s Pre-Acquisition Executive Compensation Program

Total Direct Compensation

Before the acquisition, a Lyondell executive officer’s total direct compensation consisted of (1) base salary and (2) incentive compensation.  Incentive compensation included an annual cash bonus and long-term incentive compensation, consisting of stock options, restricted stock and associated cash payments, and performance units.  As mentioned above, one objective of Lyondell’s executive compensation program was to offer compensation that was competitive with compensation for similar positions in the broad group of companies against which Lyondell competed for executive talent.  The Committee set total direct compensation for Lyondell’s officers (as well as the base salary, annual cash bonus award and aggregate long-term incentive compensation elements of total direct compensation) in amounts that were designed to reflect the fiftieth percentile of market levels; however, actual payouts under incentive compensation awards could vary with company performance.  In addition, while total direct compensation generally was designed to reflect median compensation levels, to the extent it deemed appropriate, the Committee had the ability to vary each officer’s compensation based on other factors discussed below.

Annually, the Committee assessed the competitive position of, and the market levels for, the total direct compensation for Lyondell’s officers and the base salary, annual cash bonus award and long-term incentive compensation elements of their total direct compensation by reviewing published compensation survey data with respect to companies comparable in revenue size to Lyondell.  Lyondell’s human resources department provided the Committee with the published survey data, which the human resources department obtained by subscribing to a compensation consultant’s executive compensation database.  The survey data from the consultant database reflected the most recent compensation information that was available for the more than 150 publicly-traded companies that were included in the database with annual revenues of greater than $10 billion.  For 2006 (the data used in connection with setting 2007 compensation), those companies had average revenues of $23 billion.  The survey data provided to the Committee by the human resources department included appropriate market data for total direct compensation, including base salary, annual cash bonus and overall long-term incentive compensation for each officer position (taking into account the scope of individual officer responsibilities within Lyondell).  The market data was computed by averaging (1) the median for each of those items for relevant officer positions across all companies in the database that had annual revenues exceeding $10 billion with (2) the median amount for each of those items for that same officer position determined through a regression analysis of that compensation.  The revenue size of the companies in the database that Lyondell used for comparison increased over time to reflect the increases in Lyondell’s size.  The group of companies included in the above survey data was not limited to other chemical industry companies because Lyondell competes with the broader group of similarly-sized companies when trying to attract and retain executive talent.  In addition, periodically at the request of the Committee, the human resources department also provided market data for total direct compensation, base salary, annual cash bonus and long-term incentive compensation for the named executive officer positions computed by conducting a regression analysis of that compensation for each comparable officer position at the chemical companies included in Lyondell’s peer group used for the performance units described below, based on data provided through another compensation consultant’s database.  This was most recently done in anticipation of the Committee’s consideration of executive compensation for 2007.  The review of the market data showed that the total direct compensation, which includes base salary, annual cash bonus and long-term incentive compensation, for the named executive officer positions were similar for the chemical company peer group and the broader group of similarly-sized companies.  As the Committee deemed appropriate, while it reviewed total direct compensation against the competitive data in setting direct compensation, the Committee also considered the scope of each officer’s job responsibilities at Lyondell, level of experience, tenure at Lyondell, advancement potential within Lyondell and strength as part of the overall management team, as well as executive compensation trends and market volatility.  Because the survey of market level was based on reported data, the market levels used for reference might lag the actual market compensation levels.

Index to the Consolidated Financial Statements

In addition, each year, the Chief Executive Officer, with the Board and the Committee, developed corporate goals and objectives for the Chief Executive Officer.  Over the course of the year, the Committee evaluated the performance of the Chief Executive Officer in light of those corporate goals and objectives with input from all non-employee directors and considered this evaluation as it reviewed compensation for the Chief Executive Officer.  In 2007, the Committee conducted its annual review of the Chief Executive Officer’s 2006 performance and, following discussion with the non-employee members of the Board, reviewed the findings with Mr. Smith.  In considering Mr. Smith’s personal and corporate accomplishments, the Committee noted that in 2006, under his leadership, Lyondell made significant progress in continuing to integrate Lyondell and Millennium, reviewing Houston Refining LP’s value options and subsequently acquiring and re-integrating the refinery, and achieving other milestones.  The Committee commended Mr. Smith on his excellent leadership of Lyondell.  No review was completed with respect to 2007 performance because Mr. Smith ceased to serve as Lyondell’s Chief Executive Officer as of January 1, 2008 as a result of Lyondell’s acquisition by LyondellBasell Industries.  For a description of Mr. Smith’s compensation, see the tables included in the “Executive Compensation” section of this Annual Report.  Throughout each year as part of the Board’s general management succession planning process, the Chief Executive Officer and the Senior Vice President of Human Resources also reviewed with the Board the potential development opportunities for other officers.

To facilitate the Committee’s annual review of total direct compensation described above, Lyondell’s Senior Vice President of Human Resources and Lyondell’s human resources department provided the Committee with:

•	data from the published compensation survey databases referenced above;

•	historical breakdowns of the total direct compensation component amounts approved by the Committee for Lyondell’s officers;

•	recommendations for Lyondell performance targets under the annual cash bonus award and the performance units; and

•	recommendations for the prospective total direct compensation component amounts and the methodology for calculating the amounts for all of Lyondell’s officers, other than the Chief Executive Officer.

Lyondell’s human resources department used external executive compensation consultants and surveys, as appropriate, to assist with the preparation of these materials.  The Committee also had the authority to retain independent, outside counsel or other professional services, including compensation consultants, as it deemed necessary.

Base Salary

The Committee assessed the competitive nature of executive base salaries as part of its annual review of Lyondell’s total direct compensation, as described above.  After its annual review, the Committee adjusted officer salaries as necessary so that salaries for Lyondell’s officers generally reflected median market levels over time, although the Committee considered other factors as well, as described above.  As Lyondell has grown significantly, in an effort to gradually move executive compensation closer to the median competitive salary for companies of similar revenue size and in recognition of the development of incumbents in their jobs, all of Lyondell’s executive officers received base salary increases in 2006 and in 2007.

Index to the Consolidated Financial Statements

Incentive Compensation

Before the acquisition, Lyondell provided a variety of incentive compensation opportunities designed to vary with Lyondell’s performance.  The cyclical nature of the chemical industry generally leads to significant swings in financial results.  However, since Lyondell competed with companies in less cyclical industries for executive talent, the Committee provided incentive compensation opportunities that reward both Lyondell’s absolute performance and Lyondell’s relative performance compared to other chemical industry companies.  This approach moderated the impact of the volatility of the cycle on executive compensation in order to effectively attract, retain and reward executive talent throughout the course of the cycle.  Lyondell’s incentive compensation program reflected Lyondell’s focus on long-term performance by encouraging growth in economic value and shareholder value creation over the long term while moderating the effect of the cycle on compensation.

The Committee used an annual cash bonus, stock options, a restricted stock program and performance units to provide incentive compensation to officers.  The specific objectives of each element of incentive compensation, the methods used by the Committee to allocate value between types of incentive compensation awards, and the timing of any Lyondell stock measurements related to incentive compensation awards are further described below.

Management used the same allocations of value between types of awards, the same timing of any Lyondell stock measurements related to awards, the same exercise price and grant date and, except for the form of payment (as described below), the same general terms of awards to provide incentive compensation to senior managers who were not Lyondell officers as the Committee used for awards to officers.  However, senior manager awards were payable only in cash in order to minimize shareholder dilution from incentive compensation.

Incentive compensation consisted of an annual cash bonus award and long-term incentive awards.  Annually, the Committee established amounts equal to percentages of each officer’s base salary that would be paid to each officer through (1) the annual cash bonus award and (2) long-term incentive compensation awards, if the objective performance measures for Lyondell established in advance by the Committee are satisfied.  The Committee used the annual reviews described above to determine the amounts to allocate to the annual cash bonus award and the long-term incentive awards.  As described above, the base salary, annual cash bonus award and long-term incentive compensation elements of total direct compensation were designed to reflect the median level at companies comparable in revenue size to Lyondell.  The Committee also considered the potential dilution to shareholders that might have resulted from equity incentive compensation awards, as well as volatility in market compensation levels.

The Committee did not have a program, plan or practice of selecting grant dates for awards to officers in coordination with the release of material, non-public information.  In addition, as discussed under “Stock Options” below, Lyondell did not grant in-the-money stock options and did not reprice stock options.  The Committee historically granted annual incentive compensation awards to officers at a Committee meeting during the first quarter of each year.  The dates for regular meetings were set more than a year in advance, and the regularly-scheduled matters to be considered at each Committee meeting for the next year (including annual grants to officers) were approved by the Committee before the beginning of the year.  On February 23, 2006, the Committee approved a variety of incentive compensation matters, including incentive compensation awards for officers, the performance measures for the annual cash bonus awards and performance units, and the administrative procedures related to the annual cash bonus awards for officers.  Similarly, for 2007, the Committee granted incentive awards to officers on February 22, 2007 in connection with its determination of performance measures for the annual cash bonus awards and performance units, and the administrative procedures related to the annual cash bonus awards for officers.

Historically, the Committee used the same process described above to determine the amounts of incentive compensation awards for officers promoted or hired during the course of the year.  Any incentive awards for newly-hired or promoted officers were granted at the Committee meeting that occurred in connection with the Board’s approval of that officer’s promotion or at the next Committee meeting after a new officer began employment with Lyondell, as applicable.  Management granted incentive compensation awards to new senior leaders that were not officers as soon as administratively feasible after their employment began with Lyondell, using the closing price of Lyondell’s common stock on the grant date as the exercise price for any phantom option grants.

Index to the Consolidated Financial Statements

Annual Cash Bonus Award

The annual cash bonus award rewarded management for economic value over a three-year performance period, as determined by the objective criteria established in advance by the Committee.  The Committee believed that the use of a single performance measure for all officers facilitated teamwork and cooperation among the officers.

Economic value, as defined below, was used as a measure of Lyondell’s cash flow performance over the three-year period in relation to a return on Lyondell’s invested capital.  The capital charge reflected a measure of the capital invested in Lyondell multiplied by Lyondell’s weighted average cost of capital for the three-year period, as defined below.

The formula for the economic value calculation was:  economic cash flow – (economic capital invested x weighted average cost of capital).  The elements of the economic value calculation are summarized below:

•
Lyondell’s economic cash flow was calculated by adding: net income, depreciation and amortization, certain other non-cash items, non-cash income tax expense, after-tax interest (net) and the implicit interest (after-tax) on significant operating leases.

•
The economic capital invested in Lyondell was calculated by adding: shareholder’s equity, the current portion of Lyondell’s long-term debt, other non-current liabilities, deferred taxes (net), accumulated depreciation and the capitalized value of significant operating leases.

•	The weighted average cost of capital for Lyondell was the sum of:

o	Debt—the after-tax cost of long-term debt (including the current portion of long-term debt), multiplied by its proportion relative to the total capital structure (debt ÷ (debt + equity)), and

o
Equity—the proportion of equity (based on market value at the end of the year) relative to the total capital structure (equity ÷ (debt + equity)) multiplied by the cost of equity as determined under the capital asset pricing model.

The formula also contains some adjustments to reflect the previous joint venture status of Lyondell’s refinery operations.  Lyondell filed the formula used for its economic value calculation for the 2006 awards with the SEC on a Form 8-K on February 27, 2006.  The Committee revised the formula in February 2007 for the awards beginning in 2007 to reflect Lyondell’s August 2006 acquisition of 100% ownership of the refinery operations, of which Lyondell previously owned a 58.75% equity interest, and to reflect the impact of changes in working capital.  Lyondell filed the revised formula with the SEC on a Form 8-K on February 26, 2007.

Index to the Consolidated Financial Statements

The Committee believed that economic value was an appropriate measure to use for Lyondell’s annual cash bonus because it encouraged growth in value over time while requiring Lyondell to first cover its cost of capital (including the cost of Lyondell’s debt).  The Committee had the discretion to reduce any annual cash bonus award payment.  In calculating economic value, the Committee also had the discretion to spread the impact of extraordinary corporate events, such as major acquisitions, divestitures or recapitalizations, over a period of three years beginning in the year the event occurs.  The Committee used this discretion in 2005, and determined that it was appropriate to spread the impact of the charges associated with Lyondell’s 2005 shut down of its Lake Charles, Louisiana toluene di-isocyanate facility over three years since the benefits associated with reducing the losses at the facility would similarly be realized over time.  The impact on the payments under the annual cash bonus from spreading these charges was minimal.  Consistent with the Committee’s treatment of previous acquisitions by Lyondell, the Committee recognized the impact of the charges associated with Lyondell’s August 2006 acquisition of the remaining interest in the refining operations during the year of acquisition (rather than using its discretion to spread the impact over three years) since Lyondell received immediate benefits from the acquisition.  This decision did not impact the payment amounts under the annual cash bonus awards for 2006 because, based on the calculation formula, the awards would have paid out at the maximum allowed 200% of the target amount whether the impact was recognized in the year of acquisition or was spread over three years.  With respect to the annual cash bonus awards for 2007, the Merger Agreement governing Lyondell’s acquisition by LyondellBasell Industries, which was approved by Lyondell’s Board and Lyondell’s shareholders, provided that the bonus would not be affected in any way by the expenses or balance sheet changes on or after the effective time of the acquisition that resulted from or related to the acquisition.

For awards beginning in 2006, the Committee based annual cash bonus award amounts on a rolling three-year average of economic value rather than the rolling five-year average used in 2005 and prior years.  The Committee reviewed the potential impact on payouts that could result from changing from a rolling five-year average to a rolling three-year average, and determined that the change would not result in significantly different payments under the annual cash bonus award over the long term.  The Committee believed that using a rolling three-year average of economic value, rather than a five-year average, tied the annual cash bonus more closely to Lyondell’s recent performance, while still reflecting Lyondell’s compensation objectives of encouraging growth in economic value over the long term and dampening the effect of earnings cyclicality in the chemical industry.  Since the formula used a rolling multi-year average to dampen the effects of cyclicality, the formula could have resulted in lower bonuses being paid in years where Lyondell substantially increases economic value and also could have resulted in bonuses being paid in years where Lyondell incurs losses in economic value.

For the 2007 annual cash bonus awards, the Committee set Lyondell’s performance target for the period from January 1, 2005 through December 31, 2007 to maintain Lyondell’s economic value (0% change in economic value).  Maintaining economic value historically has represented median market performance.  At that target level of performance, the annual cash bonus award would pay out at 100%.  If economic value was reduced by 2% over the performance period, no bonus would be paid.  If economic value was increased by 2% over the performance period, the bonus would pay out at 200%.  For economic value performance between -2% and 2%, the percentage of bonus paid would be correspondingly interpolated between 0% and 200%.  The Committee determined that these percentage changes in economic value appropriately reflected the difficulty of maintaining economic value in commodity businesses in a mature industry.

For the 2007 awards, Lyondell’s weighted average cost of capital for the 2005-2007 period was calculated to be 7.4% pursuant to the weighted average cost of capital formula described above.  Based on Lyondell’s performance as determined by the economic value calculation, the annual cash bonuses paid to executive officers for 2007 were 200% of the bonus amounts initially allocated for each officer by the Committee because economic value increased by more than 2%.  The 2007 awards were not affected by the occurrence of the acquisition and were paid out in accordance with their original terms and conditions except that expenses and balance sheet changes in connection with the acquisition were disregarded in accordance with the terms of the Merger Agreement, as described above.  For additional information regarding the annual cash bonus awards for the named executive officers in 2007 and the amounts paid under those awards, see the Grants of Plan-Based Awards table and the Summary Compensation Table in this Annual Report.

Index to the Consolidated Financial Statements

For the 2006 annual cash bonus awards, the Committee adopted the same economic value targets as described above for 2007.  For the 2006 awards, Lyondell’s weighted average cost of capital for the 2004-2006 period was calculated to be 7.466% pursuant to the weighted average cost of capital formula described above.  Based on Lyondell’s performance as determined by the economic value calculation, the annual cash bonuses paid to executive officers for 2006 were 200% of the bonus amounts initially allocated for each officer by the Committee because economic value increased by more than 2%.  For additional information regarding the annual cash bonus awards for the named executive officers in 2006 and the amounts paid under those awards, see the Summary Compensation Table in this Annual Report.

The Committee first began using economic value as a performance measure in connection with the annual cash bonus in 1995 after the Committee had retained a compensation consultant to evaluate several alternative compensation programs.  As part of this evaluation and to assist the Committee in its determination of the appropriate percentage changes in economic value, the consultant provided the Committee with an analysis of the historical returns on capital invested in the chemical industry.  The Committee periodically reviewed updated analyses of the long-term historical chemical industry returns on capital to verify the continued appropriateness of the percentage changes in economic value.  The Committee reviewed an updated in-depth analysis in 2001, and again discussed the appropriate percentage changes in economic value as part of its 2005 review of Lyondell’s executive compensation program.

Long-Term Incentive Awards

As described above, as part of its annual review of total direct compensation, the Committee established annually an amount equal to a portion of each officer’s base salary to be paid to each officer through long-term incentive awards.  The monetary value of the corresponding long-term incentive awards for each officer was split equally between (1) awards designed to measure Lyondell’s absolute performance and (2) awards designed to measure Lyondell’s relative performance compared to similar companies in the chemical industry.  The Committee believed that this division reflected the equal importance of absolute and relative performance and provided a balanced set of incentives aligning officer focus with shareholder interest.  In addition, since Lyondell competed with similarly-sized companies in less cyclical industries for executive talent, the Committee believed that equally balancing absolute performance awards with relative performance awards moderated the impact of the volatility of the cycle on executive compensation, allowing Lyondell to effectively attract, retain and reward officers throughout the cycle.

The value of the awards that were designed to measure Lyondell’s absolute performance was equally split between (1) stock options and (2) restricted stock and the associated cash payments.  The Committee divided the absolute performance awards in this manner to balance the goals of providing competitive compensation to retain executive talent, mitigating dilution to shareholders, aligning interests of management with shareholders and encouraging officer focus on Lyondell’s long-term performance rather than the short-term volatility in Lyondell’s stock price.  Performance units were used for awards designed to measure Lyondell’s relative performance.  Each type of award was linked directly to shareholder return and Lyondell’s compensation objectives, as further described in the following paragraphs.

Upon completion of the acquisition, Lyondell discontinued the use of these long-term incentive awards for officers and compensation is determined by LyondellBasell Industries.

Stock Options.  Stock option awards were designed to measure Lyondell’s absolute performance.  Stock options were directly linked to shareholder value creation and provided an incentive to participants to increase Lyondell’s share price over time because the value of the shareholders’ investment in Lyondell must have appreciated before an option holder received any financial benefit from the option.  The Committee believed that granting stock options annually was important to ensure varied exercise prices throughout the chemical industry cycle, reflecting the volatility in Lyondell’s stock price throughout the cycle.

Index to the Consolidated Financial Statements

On February 23, 2006 and February 22, 2007, the Committee granted stock options to officers.  The number of shares of Lyondell common stock subject to stock options was calculated using the dollar value allocated by the Committee to each officer’s stock option award during the Committee’s annual review described above and a fair value ratio similar to the Black-Scholes model.  The stock options were scheduled to vest in one-third annual increments beginning one year after grant, with accelerated vesting upon death, disability, retirement or change-in-control.  The acquisition, or in some cases the Lyondell shareholder approval of the acquisition, constituted a change-in-control under the stock options granted in 2005, 2006 and 2007 and, accordingly, all outstanding stock options became fully vested.  Pursuant to the terms of the Merger Agreement, at the effective time of the acquisition, all outstanding options were cancelled in exchange for a cash payment. Each option holder received a payment equal to $48.00 times the number of shares subject to each option, less the aggregate exercise price of the option.  See “Payments in Connection With the Acquisition” below for more information regarding the payments to named executive officers in respect of stock options in connection with the acquisition.

For additional information regarding stock options awarded to the named executive officers in 2006 and 2007 and the assumptions underlying the value of those awards, see the Summary Compensation Table and the Grants of Plan-Based Awards table in this Annual Report.

Also, as part of its 2005 review of Lyondell’s executive compensation program and after considering the analysis management received from its consultant regarding Lyondell’s executive compensation program and market trends, the Committee refined the terms of Lyondell’s stock option awards granted beginning in 2006.  The changes eliminated accelerated vesting of stock options where Lyondell’s stock price is more than twice the exercise price and extended the time to exercise stock options upon retirement to the lesser of five years after retirement or the remaining term of the stock option award.  As provided in Lyondell’s incentive plan, the exercise price for stock options could not be less than the fair market value of Lyondell’s common stock on the grant date because the exercise price would be the higher of (1) the average closing price of a share of Lyondell common stock during the first ten trading days of the year or (2) the closing price on the grant date.  The Committee believed that this formula ensured that the option exercise price was not unduly influenced by events that may occur immediately before the grant date while still ensuring that the exercise price was never less than the closing price on the grant date.  For the February 2006 grants, the exercise price of $24.52 per share was the average closing price of a share of Lyondell’s common stock during the first ten trading days of 2006 because that value was greater than the closing price on the grant date.  For the February 2007 grants, the exercise price of $31.97 per share was the closing price of a share of Lyondell’s common stock on the grant date because that value was greater than the average closing price of a share of Lyondell’s common stock during the first ten trading days of 2007.  Lyondell’s incentive plan also does not permit the repricing of stock options.

Restricted Stock Program.  The restricted stock program also was designed to measure Lyondell’s absolute performance.  The restricted stock program was divided equally into a grant of restricted stock and an associated cash payment to facilitate ownership of Lyondell’s stock by officers while at the same time providing a cash payment designed to allow officers to satisfy their taxes with respect to the restricted stock as it vested without selling the stock.  In addition, the restricted stock program was linked to shareholder value because the value of the restricted stock and associated cash payment fluctuated with the price of Lyondell’s common stock.

Index to the Consolidated Financial Statements

On February 23, 2006 and February 22, 2007, the Committee granted restricted stock and associated cash payment awards to officers.  The restricted stock and associated cash payment awards were scheduled to vest in one-third annual increments beginning one year after grant, with accelerated vesting upon death, disability, retirement or change-in-control.  The acquisition, or in some cases the Lyondell shareholder approval of the acquisition, constituted a change-in-control under the restricted stock and, accordingly, all restricted stock, including the associated cash payment awards, became fully vested in connection with the acquisition.  Pursuant to the terms of the Merger Agreement, each restricted stock award granted in 2006 and 2007 and the respective associated cash payment awards were converted upon effectiveness of the acquisition into the right to receive a payment equal to $48.00 times the sum of the number of shares of restricted stock and the number of shares associated with the cash payment award.  The restricted stock granted in 2005 became fully vested upon Lyondell shareholder approval of the acquisition and, as with all other outstanding shares of Lyondell common stock, was converted upon effectiveness of the acquisition into the right to receive a payment equal to $48.00 times the number of shares of restricted stock.  The associated cash payment awards granted in 2005 were converted into the right to receive a payment equal to the closing price of Lyondell common stock on November 20, 2007, the date of shareholder approval of the acquisition.  See “Payments in Connection With the Acquisition” below for more information regarding the payments to named executive officers in respect of restricted stock in connection with the acquisition.  Prior to the acquisition, participants received cash dividend equivalent payments on shares of unvested restricted stock at the same rate that shareholders received dividends.

The number of shares awarded as restricted stock was calculated by dividing the dollar amount of the restricted stock portion of the award by the closing price of a share of Lyondell’s common stock on the last trading day of the year before the year when the grant was made.  The amount of the associated cash payment equaled the closing price of a share of Lyondell’s common stock on the date the restricted stock vested, multiplied by the number of shares of restricted stock vesting.  The associated cash payment was made when and if the shares of restricted stock vested.  The two components of the restricted stock program were designed to work together to encourage officers to retain an ownership interest in Lyondell in accordance with the Stock Ownership Guidelines in effect before the acquisition, to align their interests with those of the shareholders and to increase Lyondell’s share price over time.  In addition, because the opportunity for officers to realize value from the restricted stock program was less at risk than with stock options since Lyondell’s stock did not have to reach a specified price for the restricted stock program to have value, the Committee believed that combining the restricted stock program with stock options provided an efficient way for the Committee to deliver incentive opportunities to officers while minimizing shareholder dilution from incentive compensation.

For additional information regarding the restricted stock and associated cash payment awards for the named executive officers made in 2006 and 2007 and the assumptions underlying the value of those awards, see the Summary Compensation Table and the Grants of Plan-Based Awards table in this Annual Report.

Performance Units.  The performance units were designed to measure Lyondell’s relative shareholder return performance compared to similar companies in the cyclical chemical industry.  Under the performance units, officers earned a cash amount equal to the value of a specified number of shares of Lyondell common stock, unless the Committee specifically determined that the performance units would be paid in shares of Lyondell common stock.

The performance units directly linked the participant’s incentive compensation opportunities to Lyondell’s performance relative to the performance of other chemical industry companies, and provided incentive to the participants to improve Lyondell's total shareholder return performance compared to comparable companies throughout the chemical industry cycle.  The Committee believed that the use of a single performance measure for all officers facilitated teamwork and cooperation among the officers.

On February 22, 2007, the Committee granted performance unit awards to officers related to Lyondell’s target performance over the three-year period from January 1, 2007 through December 31, 2009.  On February 23, 2006, the Committee granted performance unit awards to officers related to Lyondell’s target performance over the three-year period from January 1, 2006 through December 31, 2008.

Index to the Consolidated Financial Statements

The number of performance units that would have been payable if target performance had been achieved was calculated by dividing the award value determined by the Committee during its annual review described above by the average closing price of a share of Lyondell’s common stock during the last ten trading days of the year before the grant date.  Using the average closing price during the period helped minimize the impact of the day-to-day volatility in the stock price.  The actual payout of the number of units was intended to be based on Lyondell's three-year cumulative total shareholder return (common stock price growth plus reinvested dividends, measured over the course of the three-year performance cycle) relative to a chemical industry peer group.  The peer group consisted of the entities that were in the S&P 500 Chemicals Index and the entities that were in the S&P Mid Cap 400 Chemicals Index.

For awards made in 2007, as in past years, for officers to receive a payment at 100% of the number of units awarded by the Committee, Lyondell would have been required to achieve a total shareholder return during the three-year period equal to at least the fiftieth percentile, as compared to the companies in its peer group.  Performance unit awards would have paid out at the percentages set forth below, based on Lyondell’s corresponding total shareholder return during the three-year period:

Lyondell’s Total Shareholder Return	Percentage of Award Received
Below 30th percentile	0%
30th percentile	20%
50th percentile	100%
80th percentile or above	200%

For shareholder returns between the thirtieth and fiftieth percentiles and the fiftieth and eightieth percentiles, the number of units was to be correspondingly interpolated between the values above.  The actual value received by an officer would have been determined by multiplying the number of units earned by the average closing price of a share of Lyondell’s common stock during the last ten trading days of the three-year performance period.  If a participant’s employment were to terminate due to death, disability or retirement during the performance cycle, the award would have been pro-rated based on the number of days of employment during the performance cycle and paid at the end of the cycle.

Although the payout could have ranged from 0% to 200% of the number of performance units awarded based on Lyondell’s relative shareholder return performance during the three-year performance period, under the terms of the performance units, if a change-in-control occurred during the performance cycle, the award was to be paid at the 100% level within 60 days after the change-in control.  The acquisition, or in some cases the Lyondell shareholder approval of the acquisition, constituted a change-in-control under the performance units granted in 2005, 2006 and 2007 and, accordingly, all such performance units were paid out at the 100% level.  See “Payments in Connection With the Acquisition” below for more information regarding the payments to named executive officers in respect of the performance units in connection with the acquisition.

For additional information regarding the performance units awarded to the named executive officers in 2006 and 2007 and the assumptions underlying the value of those awards, see the Summary Compensation Table and the Grants of Plan-Based Awards table in this Annual Report.

Index to the Consolidated Financial Statements

Other Compensation

Executive Supplementary Savings Plan

Lyondell’s qualified 401(k) plan contains limits that do not allow Lyondell to provide a matching contribution under the 401(k) plan for employees with compensation above a specified level.  Lyondell’s Executive Supplementary Savings Plan, referred to as the ESSP, provides those employees with a payment equal to the amount that they otherwise would have been eligible to receive under the 401(k) plan absent plan limits.  This payment is provided to ESSP participants regardless of whether they participate in the 401(k) plan.  The Committee believed that the ESSP was an important element to ensure that Lyondell’s executive compensation program remained competitive because the ESSP restores the employer contributions limited by the 401(k) plan terms.  To provide participants with an opportunity to defer the benefit until retirement comparable to a 401(k) plan, participants are permitted to defer their ESSP benefit under the Executive Deferral Plan described below. If a participant does not defer the benefits, the participant’s ESSP benefits for a year are paid in a single cash payment no later than 30 days after the end of each calendar year upon approval by Lyondell’s Benefits Administrative Committee.  The Benefits Administrative Committee includes officers and other employees of Lyondell.  ESSP participants have an unsecured commitment by Lyondell to pay the amounts due under the ESSP.  ESSP benefit information with respect to each named executive officer is disclosed in connection with the Summary Compensation Table and the All Other Compensation Table included in the notes to the Summary Compensation Table included in this Annual Report.  The acquisition had no effect on the ESSP.  For administrative simplicity, the Lyondell executive officers who continued as executive officers of Lyondell and became executive officers of LyondellBasell Industries after the acquisition (sometimes referred to as legacy Lyondell executive officers) continue to receive their compensation through the Lyondell payroll system.  Accordingly, participation by those executive officers in the ESSP has continued to date in 2008.

Retirement and Other Post-Termination Compensation

Executive Deferral Plan and Supplementary Executive Retirement Plan

In addition to Lyondell’s tax qualified retirement and 401(k) plans applicable to employees generally, officers and other senior managers are eligible to defer compensation under Lyondell’s non-qualified deferred compensation plan, referred to as the Lyondell Executive Deferral Plan, as well as to participate in Lyondell’s non-qualified supplemental executive retirement plan, referred to as the Supplementary Executive Retirement Plan or Lyondell SERP.  Both the Lyondell Executive Deferral Plan and the Lyondell SERP are subject to payout upon the occurrence of a change-in-control.  Accordingly, following the completion of the acquisition, the full amount of contributions and earnings accrued or credited to each executive officer under Lyondell’s Executive Deferral Plan on the date immediately before the completion of the acquisition was distributed in a single lump sum payment.  In addition, under Lyondell’s SERP, following the acquisition, a lump sum amount was paid out to each executive officer.  See “Payments in Connection With the Acquisition” below for more information regarding the payments to named executive officers in connection with the acquisition pursuant to Lyondell’s Executive Deferral Plan and SERP.  Although lump sum payments occurred under the terms of the plans as a result of the acquisition, Lyondell’s Executive Deferral Plan and SERP have not been modified or terminated.  Accordingly, they have continued in effect in accordance with their terms since the acquisition.  Pending any change in these arrangements, legacy Lyondell executive officers continue to accrue benefits under the plans, as they did prior to the acquisition.

Except in connection with a change-in-control, as occurred as a result of the acquisition, amounts under Lyondell’s Executive Deferral Plan and SERP generally are not paid until termination of a participant’s employment, and the amounts are taxable to the employee upon termination.  Furthermore, except in connection with a change-in-control, participants generally are not eligible to receive payment of benefits under Lyondell’s SERP if they leave before retirement.  Accordingly, the Committee believed that both Lyondell’s Executive Deferral Plan and SERP encouraged long-term employment with Lyondell and were effective and competitive retention tools.  The benefits under both Lyondell’s Executive Deferral Plan and SERP may be paid through a grantor trust.  However, although the trust was funded as required after the acquisition and the payments triggered by the change-in-control were made from the trust, Lyondell does not fund the trust on an ongoing basis, and participants have an unsecured commitment by Lyondell to pay the amounts due under the plans.

Index to the Consolidated Financial Statements

Under Lyondell’s Executive Deferral Plan, officers and senior managers may elect to defer up to 50% of their annual base salary (similar to the deferral limit available under Lyondell’s 401(k) plan), 100% of their annual cash bonus award and 100% of any amounts contributed by Lyondell under the ESSP described above each year.  Since the amounts in Lyondell’s Executive Deferral Plan are unfunded and unsecured, to more accurately reflect Lyondell’s cost of borrowing, beginning in 2006 the amounts under Lyondell’s Executive Deferral Plan accrue interest using the previous monthly average of the closing yield to maturity (as reported by Bloomberg) of Lyondell’s most junior publicly traded debt as of December 1 of the previous plan year.  Deferral information and the lump sum payments following the acquisition with respect to each named executive officer and other information regarding Lyondell’s Executive Deferral Plan are disclosed under “Payments in Connection With the Acquisition” below and in connection with the Nonqualified Deferred Compensation table in this Annual Report.

Lyondell’s SERP restores retirement benefits limited by qualified plan compensation rules under the Internal Revenue Code.  Compensation used to calculate the SERP benefit includes base salary and the annual cash bonus, including deferred amounts.  Other than the inclusion of the annual cash bonus and deferred amounts in the SERP calculations, accruals under the SERP are calculated using the same methodology as Lyondell’s general retirement plan described under the Pension Benefits table, and officers in the SERP do not accrue any extra years of service under the SERP.  Upon termination in connection with a change-in-control, participants that also are covered by the Executive Severance Pay Plan are eligible for an additional benefit as described below under “Severance and Change-in-Control Arrangements.”  In the case of those individuals who had been determined to have had a qualified termination under the Executive Severance Pay Plan, the amounts of the additional benefits are discussed below under “Payments in Connection With the Acquisition.” In 2006, Lyondell’s SERP was amended to ensure compliance with the requirements of Section 409A of the Internal Revenue Code.

In addition to his benefits under Lyondell’s Executive Deferral Plan and SERP, Mr. Hollinshead has one year of credited service under the Equistar supplemental executive retirement plan (the “Equistar SERP”) and has a deferral balance under Equistar’s non-qualified deferred compensation plan (the “Equistar Deferral Plan”), reflecting his previous service with Equistar, a subsidiary of Lyondell.  The terms of the Equistar SERP and the Equistar Deferral Plan are substantially the same as the Lyondell SERP and Executive Deferral Plan described above.  The Equistar SERP and the Equistar Deferral Plan were amended in 2007 and 2005, respectively, to ensure compliance with the requirements of Section 409A of the Internal Revenue Code.  Unlike the Lyondell plans, no payments were made pursuant to the Equistar SERP or the Equistar Deferral Plan as a result of Lyondell’s acquisition by LyondellBasell Industries.

Accrued benefit information with respect to each named executive officer, the assumptions with respect to the present value of the current accrued benefits and the lump sum payments following the acquisition, as well as other information regarding the Lyondell SERP and the Equistar SERP, are disclosed in connection with the Pension Benefits table in this Annual Report.  Retirement and post-termination compensation also is discussed under the “Potential Post-Employment and Change-in-Control Payments” heading in this Annual Report.

Severance and Change-in-Control Arrangements

All employees, including the officers, of Lyondell and designated subsidiaries immediately before the acquisition are covered under Lyondell’s Special Termination Plan.  The purpose of the Special Termination Plan is to provide severance benefits to all employees to compensate for the loss of employment due to job elimination.  The maximum amount payable under the Special Termination Plan is one year’s annual base salary.

Index to the Consolidated Financial Statements

In the case of a termination after a change-in-control, Lyondell’s officers, as well as certain other senior managers of Lyondell and its subsidiaries, as designated by the Chief Executive Officer of Lyondell prior to the change-in-control, are covered by Lyondell’s Executive Severance Pay Plan, or ESPP, instead of Lyondell’s Special Termination Plan.  A change-in-control for purposes of the ESPP generally is defined as (1) ownership of Lyondell changing by 50% or more or (2) a person or entity acquiring more than a 20% ownership interest in Lyondell.  The acquisition constituted a change-in-control for the purposes of the ESPP.  Accordingly, by its terms, the ESPP will continue for a period of at least two years after December 20, 2007 for participants in the plan on that date.  If an employee covered under the ESPP is terminated without cause or terminates his or her employment for good reason (in either case, a “qualified termination”) within two years after December 20, 2007, the employee is entitled to receive the following:

•	a payment equal to one times to three times annual earnings (base salary and annual cash bonus award target amount);

•	payment of an additional amount equal to the difference between the unvested and vested retirement benefit, if any, and the difference between the vested and early retirement benefit;

•	continuation of welfare benefit coverages for 24 months after termination;

•
retiree coverage provided under the applicable medical plan (which is the executive medical plan in the case of all Lyondell officers) after the above 24-month continuation period, regardless of age and service at termination;

•	up to $40,000 of outplacement services for a period of one year through one of the third-party outplacement service providers offered by Lyondell; and

•
a gross-up payment for the amount of any excise tax liability imposed pursuant to Section 4999 of the Internal Revenue Code (or similar excise tax) with respect to any benefits paid in connection with the acquisition.

Certain pre-acquisition executive officers of Lyondell, including Mr. Smith, Mr. DeNicola, Mr. Hollinshead and Ms. Galvin, have been determined to have been subject to a qualified termination under the ESPP following the acquisition.  See “Payments in Connection With the Acquisition” below for more information regarding the payments made, or to be made, to those former officers under the ESPP.  In the case of Mr. Gelb, his termination benefits are determined in part by an agreement entered into on January 23, 2008 (the “Gelb Agreement”), pursuant to which Lyondell acknowledged and agreed that, as a result of the change in Mr. Gelb’s position following the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, he would have grounds for a constructive termination for good reason under the terms of the ESPP.  The Gelb Agreement provides that, in order to induce Mr. Gelb to continue to serve Lyondell, Lyondell agrees that in the event of Mr. Gelb’s termination of employment for any reason, without limitation, during the two year period beginning on December 20, 2007, Lyondell will provide Mr. Gelb with all of the severance benefits set forth under the ESPP (other than the vesting of stock options, all of which vested and were exchanged for cash in connection with the acquisition).  The Gelb Agreement provides that, while it is anticipated that Mr. Gelb will remain employed with Lyondell for the two year period beginning on December 20, 2007, the parties acknowledge that Mr. Gelb is not obligated to remain employed with Lyondell and Lyondell is not obligated to continue his employment for any specified period.  Under the Gelb Agreement, Mr. Gelb waived his right to participate separately in the ESPP and agreed that the provisions of the Gelb Agreement (including any provisions of the ESPP incorporated by reference) are controlling.  The potential payments to Mr. Gelb upon a termination of employment, as well as other information regarding the material terms of the ESPP and the Gelb Agreement, are disclosed under the “Potential Post-Employment and Change-in-Control Payments” heading in this Annual Report.

Index to the Consolidated Financial Statements

The ESPP provides the officers and senior managers whose jobs would generally be at the greatest risk in a change-in-control with a greater level of financial security in the event of a change-in-control. The Committee believed that the additional level of security provided by the ESPP was effective and necessary to ensure that these officers and senior managers remained focused on Lyondell’s performance and the creation of shareholder value through the successful execution of a change-in-control transaction rather than on the potential uncertainties associated with their own employment.

During 2005 and 2006, the Committee reviewed Lyondell’s executive severance and change-in-control arrangements and amended the change-in-control provisions to protect against unintentional triggering of a change-in-control as well as to comply with Section 409A of the Internal Revenue Code.  All of Lyondell’s change-in-control arrangements now use the same definition of change-in-control as described above in connection with the ESPP, except for Lyondell’s Executive Deferral Plan and SERP, which use the Section 409A-required definition.  Consistent with Section 409A of the Internal Revenue Code, Lyondell’s Executive Deferral Plan and SERP benefits are only paid out on a change-in-control in which there is more than a 50% ownership change of Lyondell or a replacement of a majority of the Board of Directors within a 12 month period.  The Committee believed that Lyondell’s severance and change-in-control arrangements (including the change-in-control triggers) were competitive and were generally representative of typical executive severance pay packages.

Other Benefits

As described under the Summary Compensation Table heading in this Annual Report, officers are eligible to receive reimbursement for a deminimis amount of tax preparation, estate planning and financial counseling services, as well as a tax gross-up payment related to the reimbursement.  They also are eligible to participate in an executive medical plan, an executive disability plan and an executive life insurance program, which provide a level of enhanced medical, disability and life insurance coverage beyond the levels available under Lyondell’s regular medical, disability and life insurance plans.  The Committee reviewed the costs of these additional benefits and did not consider their costs to be significant.  The Committee believed that these benefits provided officers with a level of convenience and financial security that was competitive, encouraged their long-term employment with Lyondell and allowed the officers to remain focused on the long-term performance of Lyondell and the creation of shareholder value.

Lyondell also maintains other programs available to employees generally, including the named executive officers.  For example, Lyondell maintains a corporate airplane and pays for club memberships for employees.  Use of the corporate airplane and the club memberships is primarily for business purposes.  Use of the corporate airplane allows employees to efficiently use their time and to conduct confidential business discussions during their travel and also facilitates business travel to Lyondell’s facilities in remote locations.  The club memberships provide a convenient location for business meals and entertainment near Lyondell’s offices and facilities.  Employees are required to reimburse Lyondell for the incremental cost of any personal use of the club memberships.  Limited personal use of the corporate airplane by employees and any non-employees who travel with them is permitted, and is imputed as income to the employee in accordance with applicable regulations.  In addition, in May 2007, the Committee approved a form of time sharing agreement to use for officers with respect to the corporate airplane to ensure continued compliance with applicable regulations related to personal use of the corporate airplane. The incremental cost of any personal use of the corporate airplane by the named executive officers is reflected in the Summary Compensation Table and the All Other Compensation Table.  The Committee did not consider the cost of these programs to be significant.

The acquisition had no effect on the other benefits described above and to date these benefits have not been modified or amended.  Pending any change in these arrangements, legacy Lyondell executive officers continue to have these benefits, as they did prior to the acquisition.  See the Summary Compensation Table and the All Other Compensation Table included in the notes to the Summary Compensation Table in this Annual Report for additional disclosure regarding these benefits.

Index to the Consolidated Financial Statements

Stock Ownership Guidelines

The Committee previously had adopted stock ownership guidelines for officers as a way to align more closely the interests of the officers with those of the shareholders.  However, because Lyondell is no longer a publicly traded company with stock listed on a national stock exchange and officers no longer have the opportunity to own Lyondell common stock, the guidelines no longer apply.

Tax Considerations

Section 409A of the Internal Revenue Code imposes requirements for certain executive compensation and benefits arrangements considered to be deferred compensation arrangements.  During 2005 and 2006, management analyzed and reviewed with the Committee all Lyondell plans and policies that required revision to ensure compliance with Section 409A and the related regulations.  Based on that analysis, as described further above under “Retirement and Other Post-Termination Compensation” and in the narrative disclosures following the tables in this Annual Report, the Committee modified many of Lyondell’s executive compensation arrangements to conform to the provisions of Section 409A.

As described above under “Severance and Change-in-Control Arrangements,” participants in the ESPP that have a qualified termination within two years after the December 20, 2007 acquisition are entitled to receive a gross-up payment for the amount of any excise tax liability imposed pursuant to Section 4999 of the Internal Revenue Code (or similar excise tax) with respect to any benefits paid in connection with the acquisition.  See “Payments in Connection with the Acquisition” below for information regarding the payments made, or to be made, to Mr. Smith, Mr. DeNicola, Mr. Hollinshead and Ms. Galvin under the ESPP.

While certain components of compensation may not be deductible for various reasons, the Committee retained the discretion to pay such amounts if it was in the best interests of Lyondell and its shareholders.  For example, before the acquisition, Section 162(m) of the Omnibus Budget Reconciliation Act of 1993 limited the deductibility of compensation, including the restricted stock and associated cash payment awards, in excess of $1 million paid to Lyondell's Chief Executive Officer and the next four highest paid officers during any fiscal year, unless the compensation met certain requirements.  Lyondell’s performance-based compensation was intended to conform with Section 162(m) and, unless the Committee determined otherwise at the time an award was granted, the Committee was guided by Section 162(m) when interpreting incentive compensation arrangements.  After the acquisition, because Lyondell no longer has publicly held equity, the restrictions of Section 162(m) no longer apply, beginning with respect to 2007 compensation.

For 2007 and 2006, $822,425 and $4,356,169, respectively, in compensation for named executive officers and other amounts was not deductible.

Payments in Connection With the Acquisition

Upon the completion of the acquisition, a change-in-control occurred for purposes of change-in-control arrangements and various benefit and incentive plans in which Lyondell’s pre-acquisition executive officers were participants.  In addition, in the case of some awards, the approval of the acquisition by shareholders constituted a change-in-control.  The change-in-control resulted in the triggering, accelerating or vesting of certain rights under those plans and arrangements.  In addition, Mr. Smith, Mr. DeNicola, Mr. Hollinshead and Ms. Galvin have been determined to have a qualified termination under the ESPP following the acquisition and, therefore, are receiving or will receive in 2008 benefits under that plan.

Index to the Consolidated Financial Statements

Stock Options

The vesting of all stock options outstanding under Lyondell’s incentive plans was accelerated upon completion of the acquisition (or, in some cases, upon the approval of the acquisition by shareholders).  Upon completion of the acquisition, options to acquire shares of Lyondell common stock that were outstanding under Lyondell’s incentive plans immediately prior to the effective time of the acquisition were cancelled as of the effective time of the acquisition in exchange for a cash payment.  Pursuant to the Merger Agreement, each option holder received a payment equal to $48.00 times the number of shares subject to each option, less the aggregate exercise price of the option. Payments made in respect of options were subject to applicable withholding taxes.

The table below sets forth, for each of Lyondell’s named executive officers:

•
the number of those shares of Lyondell common stock subject to options vested prior to the change-in-control, the weighted average exercise price of those vested options and the value of those vested options;

•	the number of options that vested upon the change-in-control, the weighted average exercise price of those options and the value of those options; and

•
the aggregate number of shares subject to all options (both options vested prior to the change-in-control and options that vested as a result of the change-in-control), the weighted average exercise price of those options and the aggregate value of all options.

	Options Vested Prior to the Change-in-Control			Options Vested as a Result of the Change-in-Control			All Options
Name	Shares Underlying Options (#)	Weighted Average Exercise Price of Options ($)	Value of Options ($) (a)	Shares Underlying Options (#)	Weighted Average Exercise Price of Options ($)	Value of Options ($) (a)	Aggregate Shares Subject to Options (#)	Weighted Average Exercise Price of Options ($)	Value of Options ($) (a)
Dan F. Smith	1,130,923	16.16	36,012,150	457,421	29.10	8,644,121	1,588,344	19.89	44,656,271
T. Kevin DeNicola	265,955	16.71	8,321,740	107,166	29.10	2,025,428	373,121	20.27	10,347,168
Morris Gelb	- -	- -	- -	180,458	29.07	3,415,209	180,458	29.07	3,415,209
Kerry A. Galvin	102,639	18.46	3,031,465	77,010	29.08	1,457,022	179,649	23.02	4,488,487
John A. Hollinshead	156,103	16.10	4,979,931	50,055	29.11	945,686	206,158	19.26	5,925,616

(a)
The value (without regard to deductions for income taxes) is calculated by multiplying (1) the excess of the $48.00 per share merger consideration over the per share exercise price of the option by (2) the number of shares subject to the options.

Index to the Consolidated Financial Statements

Lyondell Restricted Stock

Prior to the acquisition, executive officers had awards of (1) restricted stock and (2) an associated cash payment which tracked the market value of Lyondell’s common stock. The associated cash payment was payable upon vesting of the shares of restricted stock.  Upon the change-in-control, all of the restricted stock became vested.  In the case of a majority of the restricted stock awards, the effectiveness of the acquisition constituted the change-in-control, with the approval of the shareholders of the acquisition constituting the change-in-control for purposes of the balance of the awards.  All shares of restricted stock were converted on the same basis as all other shares of common stock outstanding at the effective time of the acquisition into the right to receive the $48.00 per share consideration.  The associated cash payments were made based on the time the relevant shares of restricted stock became vested.  In the case of restricted stock which vested upon the effectiveness of the acquisition, the associated cash payment was equal to $48.00 times the number of shares of restricted stock associated with the cash payment award.  In the case of restricted stock which vested upon the approval of shareholders of the acquisition, the associated cash payment was equal to $46.52, the closing price of the common stock on November 20, 2007, the date of the shareholders’ meeting, times the number of shares of restricted stock associated with the cash payment award.  Payments made in respect of awards of associated cash payments, as well as restricted stock, were subject to applicable withholding taxes.  The table below sets forth for each of Lyondell’s named executive officers:

•	the number of shares of restricted stock that vested as a result of the change-in-control, and the value of such restricted stock (based on the $48.00 per share merger consideration);

•
the notional number of shares represented by the associated cash payment awards that vested as a result of the change-in-control, and the total actual cash payments made with respect to such vesting of the awards of associated cash payment (based on the $48.00 or $46.52 per share consideration, as applicable); and

•	the total value of the restricted stock that vested and actual cash payments that were made as a result of the change-in-control.

	Restricted Stock that Vested as a Result of the Change-in-Control		Associated Cash Payments Made With Respect to Vesting of the Restricted Stock
Name	Shares (#)	Value ($)	Shares (#)	Value ($)	Total Value ($)
Mr. Smith	63,110	3,029,280	63,110	3,017,076	6,046,356
Mr. DeNicola	14,803	710,544	14,803	707,556	1,418,100
Mr. Gelb	24,986	1,199,328	24,986	1,193,888	2,393,216
Ms. Galvin	10,649	511,152	10,649	508,941	1,020,093
Mr. Hollinshead	6,916	331,968	6,916	330,550	662,518

Index to the Consolidated Financial Statements

Performance Units

Upon the change-in-control, all outstanding performance units, which were denominated in shares of Lyondell common stock, were paid out at 100% of the target performance level.  In the case of a majority of the performance unit awards, the effectiveness of the acquisition constituted the change-in-control, with the approval of the shareholders of the acquisition constituting the change-in-control for purposes of the balance of the awards.  In the case of the performance units for which the approval of shareholders constituted the change-in-control, in accordance with the terms of the awards, holders received a payment of $47.01 (which was the average closing price of Lyondell’s common stock for the ten trading days through November 20, 2007, the date of shareholder approval of the acquisition) times the number of performance units.   Pursuant to the terms of the Merger Agreement, each holder of a performance unit for which the effectiveness of the acquisition constituted the change-in-control received a payment equal to $48.00 times the number of performance units.  Payments made in respect of performance units were subject to applicable withholding taxes. The table below sets forth for each of Lyondell’s named executive officers:

•	the number of performance units held that became payable as a result of the change-in-control; and

•	the total cash payments made with respect to those performance units (based on the $48.00 or $47.01 per unit consideration, as applicable).

	Performance Units Paid as a Result of the Change-in-Control
Name	Units (#)	Cash Payment ($)
Mr. Smith	362,143	17,284,563
Mr. DeNicola	85,553	4,082,475
Mr. Gelb	146,481	6,987,266
Ms. Galvin	61,888	2,952,824
Mr. Hollinshead	40,067	1,911,793

Executive Deferral Plan

Following completion of the acquisition, the full amount of contributions and earnings accrued or credited to each executive officer under Lyondell’s Executive Deferral Plan on the date immediately before the completion of the acquisition was distributed in a lump sum form. Payments made were subject to applicable withholding taxes. The following table sets forth such lump sum payments for each named executive officer:

Name	Value under Deferral Plan ($)
Mr. Smith	571,292
Mr. DeNicola	478,083
Mr. Gelb	5,346,259
Ms. Galvin	451,745
Mr. Hollinshead	3,047,452

Index to the Consolidated Financial Statements

Supplemental Executive Retirement Plan

Following completion of the acquisition, a lump sum amount was paid out to each executive officer under Lyondell’s SERP.  For participants who were eligible for retirement on December 20, 2007, the payments were equal to the lump sum that would have been payable in the event of actual termination.  For participants who were not eligible for retirement on December 20, 2007, the payments were equal to the difference between the total benefit actuarially reduced from age 65 to current age and the present value of the benefit available to the participant under the qualified retirement plan.  The assumptions used in calculating these payments were a 5.07% interest rate and a fixed blend of 50% male and 50% female mortality rates under the 1994 Group Annuity Reserving Table projected to 2002.  Payments were subject to applicable withholding taxes. The following table sets forth the amount of such lump sum payment for each named executive officer:

Name	Value of SERP Benefit ($)
Mr. Smith	15,358,749
Mr. DeNicola	983,380
Mr. Gelb	6,788,100
Ms. Galvin	621,499
Mr. Hollinshead	1,861,130

Executive Severance Pay Plan

In the case of a termination after a change-in-control, Lyondell’s executive officers are covered by Lyondell’s ESPP, which provides severance benefits to compensate for the loss of employment.  If, within two years after a change-in-control, an executive officer covered under the ESPP is terminated without cause or terminates his or her employment for good reason, the executive officer is entitled to receive the benefits under the ESPP described in more detail under “Severance and Change-in-Control Arrangements” above.  Mr. Smith, Mr. DeNicola, Mr. Hollinshead and Ms. Galvin have been determined to have been subject to a qualified termination under the ESPP following the acquisition and either began receiving or will receive benefits under the ESPP in 2008.  Set forth below are the amounts paid or payable and the estimated value of benefits being provided pursuant to the terms of the ESPP for Mr. Smith, Mr. DeNicola, Mr. Hollinshead and Ms. Galvin.  Under the Gelb Agreement, if Mr. Gelb’s employment is terminated for any reason prior to December 20, 2009, he will receive all of the severance benefits provided for under the ESPP (other than the vesting of stock options, all of which vested and were exchanged for cash in connection with the acquisition).  The potential payments to Mr. Gelb are disclosed under the “Potential Post-Employment and Change-in-Control Payments” heading in this Annual Report.

Name	Salary and Annual Cash Award (a)($)	Welfare Benefits (b)($)	Outplacement Services (c)($)	Additional Payment In Respect of Retirement Benefits (d)($)	Excise Tax Gross-Up (e)($)
Mr. Smith	8,910,000	401,422	40,000	- -	- -
Mr. DeNicola	2,862,803	474,059	40,000	430,428	2,721,785
Ms. Galvin	2,446,330	544,097	40,000	248,978	2,084,058
Mr. Hollinshead	1,897,888	440,310	40,000	- -	1,305,550

(a)	The payment amount is equal to three times the sum of each executive officer’s base salary plus target annual cash bonus award in effect on the date of termination of employment.

(b)
Amounts shown represent an estimate of the value of welfare benefits. The executive medical plan amounts were valued assuming a discount rate of 6.25% and active medical premium amounts for two years.  The values for Mr. Smith and Mr. Hollinshead include a liability for pre-65 retiree life insurance using Statement of Financial Accounting Standards No. 106 methods and assumptions.  Values for Mr. DeNicola and Ms. Galvin include 24 months of life insurance premiums.  All values include 24 months of executive long term disability premium payments.

Index to the Consolidated Financial Statements

(c)	Amounts shown represent the maximum amount payable for outplacement services if the executive officer uses one of the outplacement service providers offered by Lyondell.

(d)
Amounts shown for Mr. DeNicola and Ms. Galvin represent the payments to them of the actuarial equivalent of amounts otherwise payable at age 55.  The table does not reflect an additional payment for Mr. Smith or Mr. Hollinshead because Mr. Smith and Mr. Hollinshead were vested and eligible for early retirement on the date of their respective terminations of employment, and Mr. Smith and Mr. Hollinshead received payment of their respective actual retirement benefits as described in connection with the Pension Benefits table in this Annual Report.

(e)
The gross-up for the excise and other taxes is with respect to the cash severance award, $40,000 in outplacement services, present value of continued life, medical and disability coverages, stock options and restricted stock that vested upon the change-in-control, payment of the performance unit awards at 100% of the target performance level and any additional payment in respect of retirement benefits.

Compensation of Lyondell Executive Officers Following the Acquisition

After the acquisition, all legacy Lyondell executive officers continuing with Lyondell also began serving as officers of LyondellBasell Industries and all decisions regarding the compensation of executive officers are made by LyondellBasell Industries. As discussed above, pending any change in arrangements, legacy Lyondell executive officers continue to receive certain historical Lyondell benefits, including the ESSP, Lyondell’s Executive Deferral Plan and Lyondell’s SERP and, for Mr. Hollinshead, Equistar’s Deferral Plan and Equistar’s SERP.  Legacy Lyondell executive officers also continue to be covered by the ESPP.  However, compensation of Lyondell executive officers, including legacy Lyondell executive officers, is with regard to their services for LyondellBasell Industries and its subsidiaries as a whole and is not allocated among entities.  No compensation decisions are made by the Lyondell Board and no compensation is with regard to Lyondell and its subsidiaries on a separate basis.  Senior management of LyondellBasell Industries will be compensated on the basis of a fixed salary plus a bonus based on financial and qualitative performance objectives.  In addition, they will receive medium-term incentive pay based on a rolling three-year performance cycle.  Senior management also may receive equity linked (with regard to equity of a subsidiary of Access Industries) long-term compensation vesting after three years.

Index to the Consolidated Financial Statements

EXECUTIVE COMPENSATION

The following tables set forth information regarding the Chief Executive Officer and Chief Financial Officer of Lyondell during all of 2007 and the three other most highly compensated executive officers of Lyondell for 2007, all of whom were serving as such at December 31, 2007 (collectively, the “named executive officers”).  The titles set forth below relate to the positions held by each individual during 2007.  Effective January 1, 2008, Mr. Smith, Mr. DeNicola, Mr. Hollinshead and Ms. Galvin ceased to serve as officers of Lyondell and Mr. Gelb assumed the position with Lyondell described above under “Executive Officers and Directors of the Registrant” in this Annual Report. The notes to the tables set forth additional explanatory information regarding the compensation described in the tables.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (a)	Stock Awards ($) (b)	Option Awards ($) (c)	Non-Equity Incentive Plan Compensation ($) (d)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (e)	All Other Compensation ($) (f)	Total ($)
Dan F. Smith Chairman, President and Chief Executive Officer	2007	1,348,077	19,652,387	2,521,044	3,240,000	23,294	31,772,425	58,557,227
	2006	1,250,000	7,125,048	1,870,864	3,000,000	2,205,473	166,817	15,618,202
T. Kevin DeNicola Senior Vice President, Chief Financial Officer	2007	577,119	4,814,611	753,649	751,847	19,539	9,186,744	16,103,509
	2006	514,644	1,590,088	277,122	669,037	435,616	63,210	3,549,717
Morris Gelb Executive Vice President and Chief Operating Officer	2007	801,708	7,903,971	985,699	1,284,275	394,875	9,690,383	21,060,911
	2006	752,544	3,229,580	755,915	1,204,070	2,896,141	90,324	8,928,574
Kerry A. Galvin Senior Vice President and General Counsel	2007	509,029	3,475,775	539,828	611,582	18,460	7,187,469	12,342,143
	2006	477,256	1,182,089	201,817	572,707	267,129	55,017	2,756,015
John A. Hollinshead Senior Vice President, Human Resources	2007	407,526	2,169,645	275,795	448,963	122,327	6,347,528	9,771,784
	2006	375,804	846,504	205,962	413,384	630,128	68,490	2,540,272

(a)
See the “Overview and Objectives of Lyondell’s Pre-Acquisition Executive Compensation Program” and “Elements of Lyondell’s Pre-Acquisition Executive Compensation Program” sections of the Compensation Discussion and Analysis for information on base salary.

(b)
The Stock Awards column shows the compensation cost for each of 2007 and 2006 of awards granted in each such year and prior periods under the Lyondell Chemical Company Amended and Restated 1999 Incentive Plan, referred to as the Incentive Plan.  The compensation cost shown in the Stock Awards column, as set forth in the following table and described below, relates to grants of (1) restricted stock and associated cash payments and (2) performance units (and performance shares, which were granted before 2005).  These amounts reflect the effect of the acceleration of awards in connection with the change-in-control, as discussed in more detail below.

Index to the Consolidated Financial Statements

Name	Year	Restricted Stock ($)	Associated Cash Payment with Respect to the Vesting of the Restricted Stock ($)	Performance Units and Performance Shares ($)	Total Reflected in Stock Awards Column ($)
Mr. Smith	2007	1,158,234	2,526,308	15,967,845	19,652,387
	2006	1,063,436	1,256,478	4,805,134	7,125,048
Mr. DeNicola	2007	352,330	693,452	3,768,829	4,814,611
	2006	175,840	209,265	1,204,983	1,590,088
Mr. Gelb	2007	454,358	1,009,256	6,440,357	7,903,971
	2006	443,973	527,161	2,258,446	3,229,580
Ms. Galvin	2007	252,534	499,225	2,724,016	3,475,775
	2006	128,983	153,606	899,500	1,182,089
Mr. Hollinshead	2007	126,864	278,157	1,764,624	2,169,645
	2006	118,791	140,569	587,144	846,504

Index to the Consolidated Financial Statements

Grants of Restricted Stock and Associated Cash Payments

The amounts shown in the Stock Awards column and the above table reflect the 2007 and 2006 compensation cost, respectively, recognized for financial statement reporting purposes computed in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), but excluding any impact of estimated forfeiture rates as required by SEC regulations, associated with:

•	the portion of grants made in 2007 or 2006 of restricted stock and associated cash payments recognized in the year of grant; and

•	the portion of all other outstanding grants of shares of restricted stock and associated cash payments, recognized during 2007 or 2006.

Restricted stock was accounted for as an equity award, while the associated cash component was accounted for as a liability award.  Lyondell recognized compensation cost using graded-vesting over the three-year vesting period; however, due to the acceleration of vesting of awards in connection with the change-in-control, all remaining compensation cost was recognized in 2007.  Equity awards were measured using the closing price of Lyondell common stock at the date of grant while liability awards were measured using the closing price of Lyondell common stock at the end of each reporting period.  For retirement eligible officers, beginning with the 2006 awards, compensation cost also included the full grant date fair value of the restricted stock awards and the total fair value of the associated cash payments at year-end.  Mr. Smith, Mr. Gelb and Mr. Hollinshead were retirement eligible in 2006 and 2007.  See also Note 22 to Lyondell’s Consolidated Financial Statements included in this Annual Report for assumptions made in the valuation.  See also the Grants of Plan-Based Awards table and the “Restricted Stock Program” section of the Compensation Discussion and Analysis of this Annual Report for a description of the restricted stock and associated cash payments.  In connection with the acquisition, all restricted stock, including the associated cash payment awards, became fully vested.  As a result of the accelerated vesting, the compensation cost for 2007 set forth in the table above includes (1) in the case of restricted stock (equity awards), the vesting of which was accelerated, all amounts that in the absence of the acquisition would have been expected to be recognized in periods subsequent to 2007, and (2) in the case of the associated cash payments (liability awards) that were accelerated, amounts equal to the number of notional shares represented thereby multiplied by the $48.00 per share merger consideration (or $46.52 in the case of the awards that vested upon shareholder approval), less the compensation cost recognized in respect of those awards in prior periods.  See the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for information regarding the payments to named executive officers in respect of restricted stock in connection with the acquisition.

Index to the Consolidated Financial Statements

Performance Unit Grants

The amounts shown in the Stock Awards column and the above table also reflect the 2007 and 2006 compensation cost, respectively, recognized for financial statement reporting purposes computed in accordance with SFAS 123R, but excluding any impact of estimated forfeiture rates as required by SEC regulations, associated with:

•	the portion of performance unit awards made in 2007 and 2006 recognized in the year of grant; and

•	the portion of all other outstanding performance units and performance shares, recognized during 2007 or 2006.

Performance shares and performance units were accounted for as a liability award, with compensation cost recognized ratably over the three-year performance period; however, due to the acceleration of performance units in connection with the change-in-control, all remaining compensation cost was recognized in 2007.  See also Note 22 to Lyondell’s Consolidated Financial Statements included in this Annual Report for assumptions made in the valuation.  See also the Grants of Plan-Based Awards table and the “Performance Units” section of the Compensation Discussion and Analysis in this Annual Report for a description of the performance units.  In connection with the acquisition, all performance units were paid out in cash at the 100% level.  As a result of the accelerated vesting, the compensation cost for 2007 set forth in the table above includes an amount equal to the number of performance units multiplied by the $48.00 per share merger consideration (or $47.01 in the case of awards that vested upon shareholder approval), less the compensation cost recognized in respect of those awards in prior periods.  See the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for information regarding the payments to named executive officers in respect of the performance units in connection with the acquisition.

(c)
The amounts shown in the Option Awards column reflect the 2007 and 2006 compensation cost, respectively, recognized for financial statement reporting purposes computed in accordance with SFAS 123R, but excluding any impact of estimated forfeiture rates as required by SEC regulations, associated with:

•	the portion of grants made in 2007 or 2006 of stock options recognized in the year of grant; and

•	the portion of all other outstanding stock options, recognized during 2007 or 2006.

The fair value of each option award was estimated, based on several assumptions, on the date of grant using a Black-Scholes option valuation model.  Upon adoption of SFAS 123R, beginning with 2006 awards, Lyondell modified its methods used to determine these assumptions based on the SEC’s Staff Accounting Bulletin No. 107.  The fair value and the assumptions used for all outstanding unvested grants are shown below:

	2003	2004	2005	2006	2007
Fair value per share of options granted	$3.02	$3.38	$9.64	$6.23	$9.15
Fair value assumptions:
Dividend yield	6.37%	6.38%	3.11%	3.43%	3.60%
Expected volatility	42.16%	34.93%	35.21%	39.80%	35.09%
Risk-free interest rate	4.23%	4.58%	4.24%	4.53%	4.73%
Expected term, in years	10	10	10	6	6

Index to the Consolidated Financial Statements

Stock options were accounted for as equity instruments, with compensation cost recognized using graded-vesting over the three-year vesting period; however, due to the acceleration of vesting of stock options in connection with the change-in-control, all remaining compensation cost was recognized in 2007.  For retirement eligible officers, beginning with the 2006 stock option awards, compensation cost also included the full grant date fair value of the stock options granted.  Mr. Smith, Mr. Gelb and Mr. Hollinshead were retirement eligible in 2006 and 2007. See also Note 22 to Lyondell’s Consolidated Financial Statements included in this Annual Report for assumptions made in the valuation.  See also the Grants of Plan-Based Awards table and the “Stock Options” section of the Compensation Discussion and Analysis in this Annual Report for a description of the stock options.  In connection with the acquisition, all options were cancelled in exchange for a cash payment.  As a result of the accelerated vesting, the compensation cost for 2007 set forth in the table above includes, with respect to options accelerated as a result of the change-in-control, all amounts that in the absence of the acquisition would have been expected to be recognized in periods subsequent to 2007.  See the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for information regarding the payments to named executive officers in respect of stock options in connection with the acquisition.

(d)
Lyondell’s annual cash bonus award meets the SEC’s definition of a non-equity incentive plan.  Accordingly, the Non-Equity Incentive Plan Compensation column shows the amounts paid in 2008 with respect to the 2007 annual cash bonuses and the amounts paid in 2007 with respect to the 2006 annual cash bonuses.  See the Grants of Plan-Based Awards table, and the “Overview and Objectives of Lyondell’s Pre-Acquisition Executive Compensation Program” and “Elements of Lyondell’s Pre-Acquisition Executive Compensation Program” sections of the Compensation Discussion and Analysis in this Annual Report for information on the annual cash bonus.

(e)	The Change in Pension Value and Nonqualified Deferred Compensation Earnings column for 2006 includes:

•
the increases during 2006 in the actuarial present values of the Lyondell Retirement Plan and the Lyondell Supplementary Executive Retirement Plan (SERP) and, for Mr. Hollinshead, the Equistar Retirement Plan and the Equistar SERP; and

•
the above market earnings during 2006 on account balances under (1) Lyondell’s Executive Deferral Plan and Executive Supplementary Savings Plan (ESSP), (2) for Mr. Hollinshead, the Equistar Deferral Plan, and, (3) for Mr. Gelb, the AYCO Trust, which is described in footnote (d) to the Nonqualified Deferred Compensation table in this Annual Report.

Set forth below are the change in pension value and above market earnings on nonqualified deferred compensation for 2007 and 2006 for each of the named executive officers.  For Mr. Hollinshead, amounts reflect both the Lyondell plans and comparable Equistar plans.  Following completion of the acquisition, a lump sum amount was paid out during 2007 to each executive officer under the Lyondell SERP.  For participants who were eligible for retirement on December 20, 2007, the payments were equal to the lump sum that would have been payable in the event of actual termination.  For participants who were not eligible for retirement on December 20, 2007, the payments were equal to the difference between the total benefit actuarially reduced from age 65 to current age and the present value of the benefit available to the participant under the qualified retirement plan.  The assumptions used in calculating these payments were a 5.07% interest rate and a fixed blend of 50% male and 50% female mortality rates under the 1994 Group Annuity Reserving Table projected to 2002.  As a result of the 2007 payments, the change in SERP values reported below, as well as the total change in pension value reported below, are negative numbers.  As required by SEC regulations, the negative amounts reflected in the table below for the total change in pension value are not presented in the Summary Compensation Table.

Index to the Consolidated Financial Statements

		Change in Pension Value ($)			Above-Market Nonqualified Deferred Compensation Earnings under	Above-Market Nonqualified Deferred Compensation
Name	Year	Retirement Plan	SERP	Total Change in Pension Value	Executive Deferral Plan and ESSP ($)	Earnings in AYCO Trust ($)
Mr. Smith	2007	63,627	(6,502,065)	(6,438,438)	23,294	- -
	2006	54,670	2,130,132	2,184,802	20,671	- -
Mr. DeNicola	2007	15,378	(446,648)	(431,270)	19,539	- -
	2006	23,575	394,743	418,318	17,298	- -
Mr. Gelb	2007	69,237	(2,601,871)	(2,532,634)	217,985	176,890
	2006	59,267	2,431,132	2,490,399	193,441	212,301
Ms. Galvin	2007	3,751	(316,285)	(312,534)	18,460	- -
	2006	14,617	237,271	251,888	15,241	- -
Mr. Hollinshead	2007	18,027	(693,480)	(675,453)	122,327	- -
	2006	13,300	527,036	540,336	89,792	- -

See the Pension Benefits table in this Annual Report for a description of the plan provisions and assumptions used to calculate the present value of pension benefits at
December 31, 2007.

The present value of each participant’s accumulated benefits at December 31, 2006 was calculated on the same basis as that used in Note 18 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006, with the exception that each participant was assumed to continue to be actively employed by Lyondell until age 65 (earliest unreduced retirement age) and to immediately commence his or her benefit at that time.  Also, the 2006 amounts were calculated using the same assumptions as described in footnote (c) to the Pension Benefits table, with the following exceptions:

•	a discount rate of 5.75%;

•	future interest rates for conversion of annuities to lump sums assumed to be 4.75%, applicable to years before the lump sum conversion basis is changed by the Pension Protection Act of 2006 (“PPA”);

•
the future segmented yield curve used for conversion of annuities to lump sums assumed to be equivalent to a single interest rate of 5.50%, applicable to years after the lump sum conversion basis is changed by the PPA, with the change phased in over five years;  and

•
forthcoming Treasury Department regulations assumed to specify that the mortality table used for conversion of annuities to lump sums will be a fixed blend of 50% of the male and 50% of the female RP-2000 healthy annuitant tables (no blue or white collar adjustment), applicable to years after the lump sum conversion basis is changed by the PPA.

The present value of each participant’s accumulated benefits at December 31, 2005 was calculated on the same basis as that used in Note 18 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005, with the exception that each participant was assumed to continue to be actively employed by Lyondell until age 65 (earliest unreduced retirement age) and immediately commence his or her benefit at that time.  Also, the 2005 amounts were calculated using the same assumptions as described in footnote (c) to the Pension Benefits table, with the following exceptions:

•	the same post-retirement mortality table was used but with no projections;

•	a discount rate of 5.50%;

•	future interest rates for conversion of annuities to lump sums assumed to be 4.50%, applicable to all future years; and

Index to the Consolidated Financial Statements

•	the PPA had not been passed as of December 31, 2005, and therefore no changes resulting from the PPA were anticipated as of December 31, 2005.

In addition, Mr. Hollinshead has one year of credited service under the Equistar Retirement Plan and the Equistar SERP, reflecting his previous service with Equistar.  The terms of the Equistar Retirement Plan and the Equistar SERP are substantially the same as the Lyondell Retirement Plan and the Lyondell SERP, respectively, except that the Equistar Retirement Plan defines a lump sum as a percentage of final average earnings.  In Mr. Hollinshead’s case, the age 65 lump sum is based on 15% of his final average earnings as of December 31, 2007.  All of the assumptions noted above with respect to the Lyondell plans are the same as those used for the Equistar plans, and the basis for converting the Equistar lump sum to an annuity is the same as the basis for converting the Lyondell annuity to a lump sum.

See also the “Potential Post-Employment and Change-in-Control Payments” section of this Annual Report for a description of Lyondell’s retirement arrangements.  A description of Lyondell’s Executive Deferral Plan and ESSP and Equistar’s Deferral Plan is provided in connection with the Nonqualified Deferred Compensation table in this Annual Report.  See also the “Retirement and Other Post-Termination Compensation” section of the Compensation Discussion and Analysis in this Annual Report.  Following the acquisition, lump sum payments were made to each participant under Lyondell’s Executive Deferral Plan.  See the “Payments in Connection With the Acquisition” section of the Compensation Discussion and Analysis for information regarding the payments to named executive officers under Lyondell’s Executive Deferral Plan.

(f)	The All Other Compensation column includes:

•	payments by Lyondell during 2007 and 2006 for tax preparation, estate planning and financial counseling and related tax reimbursements;

•	contributions by Lyondell during 2007 and 2006 to the ESSP;

•	the Executive Medical Plan premiums, Executive Life Insurance Plan premiums and Executive Long-Term Disability Plan premiums paid by Lyondell during 2007 and 2006;

•	the 2007 and 2006 incremental cost of personal use of the corporate airplane (as described below in footnote (f) to the All Other Compensation table); and

•	change-in-control/severance payments in connection with the acquisition (as described below in footnote (g) to the All Other Compensation table)

See the All Other Compensation Table set forth below for more information regarding these items.

In addition, Lyondell pays for club memberships for employees, including executive officers.  Use of the club memberships is primarily for business purposes.  Employees are required to reimburse Lyondell for the incremental cost of any personal use of the club memberships.  Thus, there is no incremental cost to Lyondell for the personal use by employees of the club memberships. None of the named executive officers have club memberships, with the exception of Mr. Smith who had a membership with a dining club.  See the “Other Benefits” section of the Compensation Discussion and Analysis in this Annual Report.

Index to the Consolidated Financial Statements

All Other Compensation Table

Name	Year	Tax, Estate Planning and Financial Counseling Reimbursement ($) (a)	Tax, Estate Planning and Financial Counseling Tax Reimbursement ($) (a)	ESSP ($) (b)	Medical Plan Premium ($) (c)	Life Insurance Premiums ($) (d)	Long-Term Disability Plan Premiums ($) (e)	Personal Use of Corporate Airplane ($) (f)	Change-in- Control/ Severance Payments ($) (g)	Total Reflected in All Other Compensation Column ($)
Mr. Smith	2007	18,849	11,309	80,885	22,496	- -	9,963	- -	31,628,923	31,772,425
	2006	4,000	2,400	74,885	19,133	- -	9,958	56,441	- -	166,817
Mr. DeNicola	2007	- -	- -	34,627	18,994	6,062	9,874	- -	9,117,187	9,186,744
	2006	4,000	2,400	30,787	16,153	- -	9,870	- -	- -	63,210
Mr. Gelb	2007	9,103	5,462	48,102	29,995	8,412	9,963	- -	9,579,346	9,690,383
	2006	6,113	3,668	45,075	25,510	- -	9,958	- -	- -	90,324
Ms. Galvin	2007	3,000	1,800	30,542	9,998	- -	8,927	- -	7,133,202	7,187,469
	2006	5,645	3,387	28,564	8,499	- -	8,922	- -	- -	55,017
Mr. Hollinshead	2007	7,254	4,353	24,452	29,995	- -	10,460	- -	6,271,014	6,347,528
	2006	6,662	3,997	22,518	25,510	- -	9,803	- -	- -	68,490

(a)	See “Compensation Discussion and Analysis – Other Benefits” for a description of the tax preparation, estate planning and financial counseling and related tax reimbursements provided by Lyondell.

(b)
The officers of Lyondell may defer all or a portion of their ESSP amounts under Lyondell’s Executive Deferral Plan, which is described in connection with the Nonqualified Deferred Compensation table in this Annual Report. Mr. Hollinshead and Ms. Galvin deferred their ESSP amounts shown in the table for 2006, and Messrs. DeNicola and Hollinshead and Ms. Galvin deferred their ESSP amounts shown in the table for 2007. A description of Lyondell’s ESSP and Lyondell’s Executive Deferral Plan is provided under “Compensation Discussion and Analysis” in this Annual Report.

(c)
See “Potential Post-Employment and Change-in-Control Payments” and the “Other Benefits” section of the Compensation Discussion and Analysis in this Annual Report for a description of Lyondell’s Executive Medical Plan.

(d)
See “Potential Post-Employment and Change-in-Control Payments” and the “Other Benefits” section of the Compensation Discussion and Analysis in this Annual Report for a description of Lyondell’s Executive Life Insurance Program.  Mr. Smith, Mr. Hollinshead and Ms. Galvin have elected to participate in Lyondell’s self-insurance program and Messrs. DeNicola and Gelb have elected to participate in Lyondell’s group term life insurance plan.

(e)
See “Potential Post-Employment and Change-in-Control Payments” and the “Other Benefits” section of the Compensation Discussion and Analysis in this Annual Report for a description of Lyondell’s Executive Long-Term Disability Plan.

(f)
Use of the corporate airplane is primarily for business purposes.  The amount in the table represents the incremental cost of personal use of the corporate airplane by Mr. Smith in 2006 calculated based on the variable operating costs to Lyondell. Variable operating costs include fuel costs, trip-related maintenance, landing/ramp fees, on-board catering and other miscellaneous variable costs.  Fixed costs which do not change based on usage, such as pilots’ salaries and training, the lease costs of Lyondell’s airplane, and the airplane management contract, are excluded.  For 2007, Mr. Smith reimbursed Lyondell for the entire incremental cost of personal use of the corporate airplane.

Index to the Consolidated Financial Statements

(g)
Upon the completion of the acquisition, a change-in-control occurred for purposes of change-in-control arrangements and various benefit and incentive plans in which Lyondell’s executive officers are participants.  In addition, in the case of some awards, the approval of the acquisition by shareholders constituted a change-in-control.  The change-in-control resulted in the triggering, accelerating or vesting of certain rights under those plans and arrangements.  In addition, Mr. Smith, Mr. DeNicola, Mr. Hollinshead and Ms. Galvin have been determined to have a qualified termination under the Executive Severance Pay Plan, or ESPP, following the acquisition and therefore either are receiving or will receive in 2008 benefits under that plan.

The table below sets forth, for each of Lyondell’s named executive officers, the following amounts:

•
the value of unvested options that vested as a result of the change-in-control (calculated by multiplying (1) the excess of the $48.00 per share consideration over the per share exercise price of the option by (2) the number of shares subject to the options), less the compensation costs recognized in 2006 and 2007 in connection with those options and included in the amounts set forth under column (c) of the Summary Compensation Table;

•
the value of the shares of restricted stock and associated cash payments that vested as a result of the change-in-control based on (1) in the case of all restricted stock grants and in the case of all associated cash payments other than those with respect to the 2005 awards, the $48.00 per share consideration multiplied by the sum of the number of shares of restricted stock and the notional number of shares represented by such cash payment awards that vested in connection with the acquisition and (2) in the case of the associated cash payments related to the 2005 restricted stock grants, $46.52 (the closing price of the common stock on November 20, 2007, the date of shareholder approval of the acquisition and the date that those shares vested) multiplied by the number of shares of restricted stock vesting on November 20, 2007, in each case, less the compensation costs recognized in 2006 and 2007 in connection with those awards and included in the amounts set forth under column (b) of the Summary Compensation Table;

•
the cash payments made with respect to the performance units that became payable as a result of the change-in-control, which were $48.00 per unit for units that vested upon the effectiveness of the acquisition and $47.01 per unit for units that vested on November 20, 2007, less the compensation costs recognized in 2006 and 2007 in connection with those awards and included in the amounts set forth under column (b) of the Summary Compensation Table;

•	amounts paid in respect of the Lyondell SERP as a result of the change-in-control; and

•
in the case of Mr. Smith, Mr. DeNicola, Mr. Hollinshead and Ms. Galvin, for whom it has been determined that a qualified termination has occurred under the ESPP, amounts paid or payable and the estimated value of benefits being provided pursuant to the terms of the ESPP.

See the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for additional information regarding the payments set forth below to named executive officers in connection with the acquisition, including the valuation of the amounts paid or payable under the ESPP.

Change-in-Control/Severance Payments

					Executive Severance Pay Plan
Name	Unvested Options ($)	Unvested Restricted Stock and Associated Cash ($)	Performance Units ($)	SERP Payout ($)	Salary and Annual Cash Award ($)	Welfare Benefits ($)	Additional Payment In Respect of Retirement Benefits ($)	Excise Tax Gross-Up ($)	Total ($)
Mr. Smith	5,028,173	1,402,776	527,803	15,358,749	8,910,000	401,422	- -	- -	31,628,923
Mr. DeNicola	1,185,148	330,352	129,232	983,380	2,862,803	474,059	430,428	2,721,785	9,117,187
Mr. Gelb	1,993,456	562,497	235,293	6,788,100	- -	- -	- -	- -	9,579,346
Ms. Galvin	854,094	238,572	95,574	621,499	2,446,330	544,097	248,978	2,084,058	7,133,202
Mr. Hollinshead	550,283	154,522	61,331	1,861,130	1,897,888	440,310	- -	1,305,550	6,271,014

Index to the Consolidated Financial Statements

Grants of Plan-Based Awards

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards (b)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#) (c)	Options (#) (d)	Awards ($/Sh) (d)	Awards ($) (e)
Mr. Smith	2/22/2007	- -	1,620,000	3,240,000	26,430	132,148	264,296	65,996	254,529	31.97	8,663,604
Mr. DeNicola	2/22/2007	- -	375,924	751,847	6,159	30,795	61,590	15,380	59,314	31.97	2,018,938
Mr. Gelb	2/22/2007	- -	642,138	1,284,275	10,214	51,071	102,142	25,506	98,367	31.97	3,348,225
Ms. Galvin	2/22/2007	- -	305,791	611,582	4,390	21,951	43,902	10,962	42,279	31.97	1,439,081
Mr. Hollinshead	2/22/2007	- -	224,481	448,963	2,877	14,383	28,766	7,182	27,702	31.97	942,906

(a)
Amounts set forth in these columns relate to the 2007 annual cash bonus awards granted to Messrs. Smith, DeNicola, Gelb and Hollinshead and to Ms. Galvin pursuant to the Incentive Plan. See the “Annual Cash Bonus Award” section of the Compensation Discussion and Analysis in this Annual Report for a description of the annual cash bonus awards.  The amounts set forth above provide the threshold, target and maximum amounts at which the 2007 annual cash bonus awards could have been paid under the terms of the awards.  Lyondell’s performance and actual payouts under these awards were calculated in January 2008 and the amounts of the actual bonus payments made are set forth in the Summary Compensation Table under the Non-Equity Incentive Plan Compensation column in this Annual Report.

(b)
Amounts set forth in these columns relate to the 2007 performance unit awards granted to Messrs. Smith, DeNicola, Gelb and Hollinshead and to Ms. Galvin pursuant to the Incentive Plan.  See the “Performance Units” section of the Compensation Discussion and Analysis for a description of the performance unit awards.  In connection with the acquisition, all performance units, including the 2007 grants in this table, were paid out at 100% of the target performance level.  See the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for information regarding the actual payments to named executive officers in respect of all outstanding performance units in connection with the acquisition.

(c)
Amounts set forth in this column relate to the grants of restricted stock and associated cash payments that Messrs. Smith, DeNicola, Gelb and Hollinshead and Ms. Galvin received in 2007 pursuant to the Incentive Plan, which consist of (1) 32,998 shares, 7,690 shares, 12,753 shares, 3,591 shares and 5,481 shares of restricted stock, respectively, and (2) an associated cash payment payable at the vesting of those shares of restricted stock equal to the market value of the number of shares vesting. Since the amount of the associated cash payment was based on the closing price of the stock, the cash payment was denominated in shares for purposes of this table. See the “Restricted Stock Program” section of the Compensation Discussion and Analysis for a description of the restricted stock and associated cash payments.  In connection with the acquisition, (1) all outstanding unvested shares of restricted stock and associated cash payment awards vested, including the 2007 grants in this table, (2) each restricted stock award was paid out in an amount equal to the $48.00 per share merger consideration multiplied by the number of shares of restricted stock vesting and (3) the associated cash payments were paid out based on the closing price on the date of shareholder approval ($46.52) or the $48.00 per share merger consideration, as applicable.  See the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for information regarding the actual payments to named executive officers in respect of all outstanding restricted stock and associated cash payment awards in connection with the acquisition.

Index to the Consolidated Financial Statements

(d)
This column relates to the 2007 grants of stock options to Messrs. Smith, DeNicola, Gelb and Hollinshead and to Ms. Galvin pursuant to the Incentive Plan. See the “Stock Options” section of the Compensation Discussion and Analysis for a description of the stock options.  As provided in Lyondell’s Incentive Plan, the exercise price for stock options could not be less than the closing price of Lyondell’s common stock on the grant date.  The exercise price for the grant of options to the executive officers in 2007 was $31.97, which was the closing price of Lyondell’s common stock on the date of grant.  In connection with the acquisition, unvested options to acquire shares of Lyondell common stock (including the 2007 grants in this table) that were outstanding immediately before the acquisition vested and all outstanding options were cancelled in exchange for a cash payment equal to $48.00 multiplied by the number of shares subject to each option, less the aggregate exercise price of the option.  See the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for information regarding the actual payments to named executive officers in respect of all outstanding stock options in connection with the acquisition.

(e)
The full grant date fair value of each award of restricted stock, the associated cash payment with respect to the vesting of the restricted stock, the stock options and the performance units granted on February 22, 2007, computed in accordance with SFAS 123R, is as follows:

Name	Restricted Stock ($)	Associated Cash Payment with Respect to the Vesting of the Restricted Stock ($)	Stock Options ($)	Performance Units ($)	Total Reflected in Grant Date Fair Value Column ($)
Mr. Smith	1,054,946	1,054,946	2,328,940	4,224,772	8,663,604
Mr. DeNicola	245,849	245,849	542,723	984,517	2,018,938
Mr. Gelb	407,713	407,713	900,059	1,632,740	3,348,225
Ms. Galvin	175,227	175,227	386,853	701,774	1,439,081
Mr. Hollinshead	114,804	114,804	253,473	459,825	942,906

Outstanding Equity Awards at Fiscal Year-End

In connection with the acquisition, (1) all outstanding Lyondell stock options vested and were cancelled and exchanged for a cash payment, (2) all unvested shares of Lyondell restricted stock and the associated cash payment awards vested and were converted into a cash payment and (3) all outstanding Lyondell performance units were paid out in cash.  See the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for information regarding these payments to named executive officers in connection with the acquisition.  As a result of the acquisition and these payments, Lyondell had no outstanding equity awards at December 31, 2007.

Option Exercises and Stock Vested

The following table provides information regarding exercises of stock options and the vesting of restricted stock during 2007, as well as information concerning the cancellation and payment of cash for outstanding stock options and the vesting and payment of cash for restricted stock in connection with the acquisition.

	Option Awards (a)		Stock Awards (b)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Smith	2,269,137	52,992,932	208,154	8,498,997
Mr. DeNicola	575,942	13,727,331	50,890	2,055,908
Mr. Gelb	549,242	8,401,607	87,852	3,526,815
Ms. Galvin	489,723	10,017,866	37,080	1,492,948
Mr. Hollinshead	291,158	7,204,616	23,430	949,685

Index to the Consolidated Financial Statements

(a)
With respect to options exercised before the acquisition, the value realized represents the difference between the actual market price at the time of exercise and the option exercise price. With respect to options outstanding immediately prior to the effective time of the acquisition, the value realized represents the cash payment that each option holder received in connection with the acquisition, which amount was equal to $48.00 per share multiplied by the number of shares subject to each option, less the aggregate purchase price of the option.  See the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for information regarding the payments to named executive officers in respect of stock options in connection with the acquisition.

The table set forth below reflects, of the shares acquired on exercise:

•	those which were acquired pursuant to stock options exercised before the acquisition;

•	those which were cancelled and paid out in connection with the acquisition; and

•	the aggregate values realized on exercise or cancellation, as applicable.

	Options Exercised		Options Cancelled		Total
Name	Shares (#)	Value ($)	Shares (#)	Value ($)	Shares (#)	Value ($)
Mr. Smith	680,793	8,336,661	1,588,344	44,656,271	2,269,137	52,992,932
Mr. DeNicola	202,821	3,380,163	373,121	10,347,168	575,942	13,727,331
Mr. Gelb	368,784	4,986,398	180,458	3,415,209	549,242	8,401,607
Ms. Galvin	310,074	5,529,379	179,649	4,488,487	489,723	10,017,866
Mr. Hollinshead	85,000	1,279,000	206,158	5,925,616	291,158	7,204,616

Of the shares shown as options exercised in the table above, all of Mr. Smith’s, Mr. Gelb’s, Mr. Hollinshead’s and Ms. Galvin’s shares, and 59,702 of Mr. DeNicola’s shares, were acquired and sold during 2007 pursuant to pre-established Rule 10b5-1(c) trading plans.

(b)	The amounts represent:

•	shares of restricted stock that:

o	vested in January and February 2007 pursuant to their normal vesting schedules;

o	vested in connection with shareholder approval of the acquisition on November 20, 2007; and

o	vested in connection with the closing of the acquisition on December 20, 2007; and

•	in each case, an associated cash payment with respect to those shares.

The amount of the associated cash payment equals the value of the stock at vesting and, accordingly, the cash payment is denominated in shares of Lyondell common stock for purposes of this table.

As a result of the closing of the acquisition, all shares of restricted stock were converted on the same basis as all other shares of common stock outstanding into the right to receive the $48.00 per share consideration.  The value of the associated cash payments is based on the time that the relevant shares of restricted stock became vested.

The amount of the associated cash payments equals:

•	for the shares that vested in January and February 2007, the market value of the stock on the date of vesting multiplied by the number of shares vesting;

Index to the Consolidated Financial Statements

•
for the shares that vested in connection with shareholder approval of the acquisition on November 20, 2007, $46.52 (the closing price on the date of shareholder approval) multiplied by the number of shares vesting; and

•	for the shares that vested in connection with the closing of the acquisition on December 20, 2007, the $48.00 per share consideration multiplied by the number of shares vesting.

See the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for information regarding the payments to named executive officers in respect of restricted stock in connection with the acquisition.

The table set forth below reflects, of the shares (including the associated cash payments) acquired on vesting:

•	those which vested in January and February 2007 pursuant to their normal vesting schedules;

•	those which vested and were paid out in connection with the acquisition; and

•	in each case, the aggregate values realized on vesting.

	Normal Vesting Schedule		Vested With the Acquisition		Total
Name	Shares (#)	Value ($)	Shares (#)	Value ($)	Shares (#)	Value ($)
Mr. Smith	81,934	2,452,641	126,220	6,046,356	208,154	8,498,997
Mr. DeNicola	21,284	637,809	29,606	1,418,100	50,890	2,055,909
Mr. Gelb	37,880	1,133,600	49,972	2,393,216	87,852	3,526,816
Ms. Galvin	15,782	472,855	21,298	1,020,093	37,080	1,492,948
Mr. Hollinshead	9,598	287,167	13,832	662,518	23,430	949,685

Pension Benefits

Name	Plan Name (a)	Number of Years Credited Service (#) (b)	Present Value of Accumulated Benefit ($) (c)	Payments During Last Fiscal Year ($) (d)
Mr. Smith	Lyondell Chemical Company Retirement Plan	33	976,371	- -
	Lyondell Chemical Company Supplementary Executive Retirement Plan	33	4,554,698	15,358,749
Mr. DeNicola	Lyondell Chemical Company Retirement Plan	17	307,886	- -
	Lyondell Chemical Company Supplementary Executive Retirement Plan	17	363,397	983,380
Mr. Gelb	Lyondell Chemical Company Retirement Plan	38	1,145,177	- -
	Lyondell Chemical Company Supplementary Executive Retirement Plan	38	2,239,389	6,788,100
Ms. Galvin	Lyondell Chemical Company Retirement Plan	18	215,863	- -
	Lyondell Chemical Company Supplementary Executive Retirement Plan	18	203,442	621,499
Mr. Hollinshead	Lyondell Chemical Company Retirement Plan	28	629,285	- -
	Lyondell Chemical Company Supplementary Executive Retirement Plan	28	436,672	1,861,130
	Equistar Chemicals, LP Retirement Plan	1	22,050	- -
	Equistar Chemicals, LP Supplementary Executive Retirement Plan	1	54,885	- -

Index to the Consolidated Financial Statements

(a)
Active full-time or part-time employees of Lyondell or its participating subsidiaries who are paid in U.S. dollars are eligible to participate in Lyondell’s Retirement Plan upon completion of one year of credited service. Some employees are excluded from participation, including casual and project employees, leased employees, collectively bargained employees (unless the Lyondell Retirement Plan benefits were subject to negotiation), students, contract employees and participants in another company-sponsored pension plan.  Participants become fully vested after completing five years of membership service (which, as described below in footnote (b), includes credited service with subsidiaries and affiliates and predecessor companies not participating in the Lyondell Retirement Plan), or upon death or normal retirement age of 65, if earlier.

Upon retirement on or after the normal retirement age, a participant is entitled to a benefit using the following formula:  1.45% x final average pay (as described below) x credited service.  Through June 30, 2002, different formulas were used to calculate benefits under multiple pension plans, which are now included in the Lyondell Retirement Plan.  The Lyondell Retirement Plan benefit under the new formula will never be less than the benefit earned as of June 30, 2002, but all benefits after that date are based on the formula provided above. Final average pay under the Lyondell Retirement Plan benefit calculation is the average of the participant’s highest 36 consecutive months of base salary during the last 120 months of employment.  However, the final average pay amount used under the Lyondell Retirement Plan will not exceed the Internal Revenue Service, or IRS, compensation limit for qualified plans.  In 2007, the IRS annual compensation limit was $225,000.

Benefits are normally payable as a life annuity with five years of guaranteed payments (normal form).  Participants may choose to convert their retirement payment to another optional form, including joint and survivor and period certain annuities and lump sum payments.  Lump sum payments are calculated on the actuarial equivalent basis to determine the minimum lump sum payable under Internal Revenue Code Section 417(e). The PPA changed this basis effective January 1, 2008, with a five-year phase-in of the impact of the change in interest rates and use of the 2008 Applicable Mortality Table for Lump Sums.  In general, this change will decrease the value of lump sum payments.

A participant who is at least 55 with 10 or more years of membership service at termination may elect to begin payment before age 65, with the benefit reduced for early retirement. Benefits are calculated as follows:

•
benefits paid as annuities are reduced for early retirement using the current plan (after June 30, 2002) reductions from the amounts payable at age 65, which are reductions of 4% per year between ages 60 and 65, and 3% per year between ages 55 and 60; however, the portion of the benefit attributable to credited service through June 30, 2002 (but using final average pay as of termination) is reduced for early retirement using the prior plan (through June 30, 2002) reductions:

o	benefits are not reduced if the participant is at least age 60 at commencement and

o	benefits are reduced 5% per year from the benefit payable at age 60 when commencing before age 60; and

•
lump sum payments are actuarially equivalent to the participant’s normal form benefit at age 65, but the lump sum benefit will never be less than actuarially equivalent to the participant’s early retirement normal form benefit accrued as of June 30, 2002; additionally, special provisions apply to transition participants (participants who had attained age 50 with 5 years of membership service as of June 30, 2002); for transition participants, the lump sum payment is actuarially equivalent to the normal benefit form at age 65 for benefits attributable to service after June 30, 2002 and actuarially equivalent to the early retirement benefit attributable to service through June 30, 2002 and final average pay as of termination.

Index to the Consolidated Financial Statements

A participant who has at least 10 years of membership service but has not yet attained age 55 at termination may elect to begin payment at any time between ages 55 and 65, with the benefit reduced for early commencement. Benefits are calculated as follows:

•
benefits paid as annuities are reduced for early commencement using reductions based on actuarial equivalence using the 1983 Group Annuity Mortality unisex table at an interest rate of 7.00%; however, the benefit amount will never be less than the benefit accrued as of June 30, 2002, reduced for early retirement using the prior plan reductions; additionally, special provisions apply to transition participants.  Under these provisions, the portion of the benefit attributable to credited service through June 30, 2002 (but using final average pay as of termination date) is reduced using the prior formula reductions; and

•
lump sum payments are actuarially equivalent to the participant’s normal form benefit accrued as of June 30, 2002 payable immediately upon commencement, and any residual benefit in excess of the June 30, 2002 benefit can only be received as an annuity; additionally, for transition participants, the lump sum payment is actuarially equivalent to the normal form benefit at age 65 for benefits attributable to service after June 30, 2002 and actuarially equivalent to the early retirement benefit for service through June 30, 2002.

In addition, Mr. Hollinshead has one year of credited service under the Equistar Retirement Plan, reflecting his previous services with Equistar.  The terms of the Equistar Retirement Plan are substantially the same as the Lyondell Retirement Plan, except that the Equistar Retirement Plan defines a lump sum as a percentage of final average earnings.  In Mr. Hollinshead’s case, the age 65 lump sum is based on 15% of his final average earnings as of December 31, 2007.  All of the provisions noted above with respect to the Lyondell Retirement Plan are the same as those used for the Equistar Retirement Plan, and the basis for converting the Equistar lump sum to an annuity is the same as the basis for converting the Lyondell annuity to a lump sum.

Messrs. Smith, Gelb and Hollinshead are eligible for early retirement, and if they were to have elected early retirement and receive lump sum payment of their retirement plan benefits, the lump sum payments would have been $1,325,075, $1,572,940 and $1,042,670 (including $29,153 for Mr. Hollinshead under the Equistar Retirement Plan), respectively, as of December 31, 2007.  Messrs. Smith, Gelb and Hollinshead are the only named executive officers who are transition participants.  Mr. Smith retired effective February 1, 2008 and his lump sum payment amount was $1,325,526, and Mr. Hollinshead retired effective March 1, 2008 and his lump sum payment amounts were $1,023,701 and $29,153 under the Lyondell Retirement Plan and the Equistar Retirement Plan, respectively.

The Lyondell Supplementary Executive Retirement Plan, referred to as the Lyondell SERP, applies to all officers of Lyondell as well as certain senior managers.  The Lyondell SERP provides participants with supplementary retirement benefits not provided under the Lyondell Retirement Plan. The Lyondell SERP uses the same formula and rules applied under the Lyondell Retirement Plan as described above, with the exception of the calculation of final average pay and determination of the lump sum benefit.  Participants that are at least age 55 receive a lump sum payment calculated as the actuarial equivalent of the participant’s early retirement benefit.  Participants that are less than age 55 receive the actuarial equivalent of the age 65 benefit.  Compensation used to compute final average pay under the Lyondell SERP includes the portion of the employee’s annual base salary exceeding the IRS compensation limit ($225,000 in 2007), base salary the participant has deferred into the Lyondell Executive Deferral Plan, and the participant’s annual cash bonus.

Index to the Consolidated Financial Statements

The Lyondell SERP is subject to payout upon the occurrence of a change-in-control.  Accordingly, following the completion of the acquisition, under the Lyondell SERP, an actuarially determined lump sum amount was paid out to each executive officer.  See footnote (d) below and the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for more information regarding the payments to named executive officers in connection with the acquisition pursuant to the Lyondell SERP.  Although lump sum payments occurred under the terms of the Lyondell SERP as a result of the acquisition, the Lyondell SERP has not been modified or terminated.  Accordingly, the Lyondell SERP has continued in effect in accordance with its terms since the acquisition.  Pending any change in this arrangement, legacy Lyondell executive officers continue to accrue benefits under the Lyondell SERP, as they did prior to the acquisition and as described above.  The Lyondell SERP benefit is reduced by the amount paid to each executive officer as a result of the change-in-control.

In addition, Mr. Hollinshead has one year of credited service under the Equistar SERP, reflecting his previous service with Equistar.  The terms of the Equistar SERP are substantially the same as the Lyondell SERP, except that the Equistar SERP was not subject to payout in connection with the acquisition.

If Messrs. Smith, Gelb and Hollinshead were to have elected early retirement and receive lump sum payments of their SERP benefits, the lump sum payment would have been $6,187,419, $3,078,447 and $777,165 (including $72,567 for Mr. Hollinshead under the Equistar SERP), respectively, as of December 31, 2007. Mr. Smith retired effective February 1, 2008 and his lump sum payment amount was $6,223,384, and Mr. Hollinshead retired effective March 1, 2008 and his lump sum payment amounts were $719,606 and $72,567 under the Lyondell SERP and the Equistar SERP, respectively.

In addition, due to the required offset of the ARCO Supplementary Executive Retirement Plan benefits (as described in footnote (d) to the Nonqualified Deferred Compensation table in this Annual Report), for Mr. Gelb, the Lyondell SERP benefit has been reduced by the amount of the benefit earned under the ARCO Supplementary Executive Retirement Plan prior to Lyondell’s acquisition of ARCO Chemical in 1998.  At his election, Mr. Gelb’s supplemental retirement benefits related to ARCO Chemical are provided through the AYCO Trust described in footnote (d) to the Nonqualified Deferred Compensation Table in this Annual Report.

(b)
Credited service reflects all service with predecessor companies for purposes of benefit accrual under the Lyondell Retirement Plan and the Equistar Retirement Plan.  Membership service, as that term is used in this Annual Report, is used to determine vesting and early retirement eligibility under all retirement plans of Lyondell and its subsidiaries and affiliates, and includes all service with Lyondell, its subsidiaries and affiliates and its predecessor companies.  Although the Lyondell SERP and the Equistar SERP also permit Lyondell and Equistar, respectively, to grant additional credited service, that discretion has not been exercised in favor of any existing officer.

With respect to the Lyondell Retirement Plan and the Lyondell SERP, as well as the Equistar Retirement Plan and the Equistar SERP, upon termination in connection with a change-in-control as defined in the ESPP (as described in “Severance and Change-in-Control Arrangements” section of the Compensation Discussion and Analysis in this Annual Report), participants that also are covered by the ESPP would be eligible for an additional payment under the ESPP equal to the difference between the unvested and vested retirement benefit, if any, and the difference between the vested and early retirement benefit.  Certain executive officers of Lyondell, including Mr. Smith, Mr. DeNicola, Mr. Hollinshead and Ms. Galvin have been determined to have been subject to a qualified termination under the ESPP in connection with the acquisition.  See the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for more information regarding the payments made to those officers under the ESPP.  Other executive officers of Lyondell who were executive officers prior to the acquisition also could receive this additional payment if a qualified termination within the meaning of the ESPP occurs prior to December 20, 2009.

Index to the Consolidated Financial Statements

(c)
The amounts shown in the Pension Benefits table are the actuarial present value of each participant’s accumulated benefits as of December 31, 2007, calculated on the same basis as that used in Note 18 to Lyondell’s Consolidated Financial Statements included in this Annual Report, with the exception that each participant was assumed to continue to be actively employed by Lyondell until age 65 (earliest unreduced retirement age) and immediately commence his or her benefit at that time.  Assumptions used to develop the amounts in Note 18 are:

•	post-retirement mortality based on the RP-2000 mortality table (sex distinct, no blue or white collar adjustment) projected to 2006;

•	a discount rate of 6.25%;

•	80% of transition participants who terminate after eligibility for early retirement will elect a lump sum form of payment and 20% will elect an annuity;

•	60% of non-transition participants who terminate after eligibility for early retirement will elect a lump sum form of payment and 40% will elect an annuity;

•
future interest rates for conversion of annuities to lump sums assumed to be 5.25%, with a segmented yield curve under the PPA phasing in over five years after 2007; the PPA segmented yield curve was equivalent to a single interest rate of approximately 6.00% as of December 31, 2007; and

•	the mortality table used for conversion of annuities to lump sums is the 2008 Applicable Mortality Table for Lump Sums, further adjusted to reflect anticipated mortality improvements.

Mr. Hollinshead also has one year of credited service under the Equistar Retirement Plan and the Equistar SERP, reflecting his previous service with Equistar.  For Mr. Hollinshead, the amount shown with respect to the Equistar Retirement Plan is based on his defined lump sum at age 65, which is 15% of his final average earnings as of December 31, 2007.  All of the assumptions noted above with respect to the Lyondell plans are the same as those used for the Equistar plans, and the basis for converting the Equistar lump sum to an annuity is the same as the basis for converting the Lyondell annuity to a lump sum.

(d)
The Lyondell SERP is subject to payout upon the occurrence of a change-in-control.  Accordingly, this column reflects the actuarially determined lump sum amounts paid to Messrs. Smith, DeNicola, Gelb and Hollinshead and Ms. Galvin during 2007 under the Lyondell SERP following the acquisition.  See the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for more information regarding the payments to named executive officers in connection with the acquisition pursuant to the Lyondell SERP.

Nonqualified Deferred Compensation (a)

Name	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (c)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Mr. Smith	- -	- -	53,093	571,292	- -
Mr. DeNicola	34,627	- -	44,534	478,083	34,731
Mr. Gelb (d)	- -	- -	801,549	5,896,353	2,420,597
Ms. Galvin	30,542	- -	42,075	451,745	30,633
Mr. Hollinshead (g)	434,907	- -	280,910	3,047,452	143,873

Index to the Consolidated Financial Statements

(a)
The Lyondell Executive Deferral Plan is a non-qualified deferred compensation plan.  Under the Lyondell Executive Deferral Plan, Lyondell officers and senior managers may elect to defer up to 50% of their annual base salary, 100% of their annual cash bonus award and 100% of the amounts contributed by Lyondell under the ESSP each year.  See the “Executive Supplementary Savings Plan” section of Compensation Discussion and Analysis for a description of the ESSP. Deferral elections must be made before the year in which compensation is earned during open enrollment. To more accurately reflect Lyondell’s cost of borrowing, the Lyondell Executive Deferral Plan provides that, beginning in 2006, accounts accrue interest using the previous monthly average of the closing yield to maturity (as reported by Bloomberg) of Lyondell’s most junior publicly traded debt as of December 1 of the previous plan year.  The interest rate for 2007 ranged between 8.693% and 10.871%.  A participant may elect a form of payment at termination of either a lump sum or installment payments only for the amounts elected to be deferred during that period.  An early distribution payment may be made not less than two years from the date of the deferral.  Payments must begin at separation from service, death, disability or change-in-control.  Before the acquisition, officers generally were required to wait six months after separation from service for distributions to begin.  A change in distribution election may not take effect for at least 12 months after the date of the election change, must be made at least 12 months before the original distribution date elected, and must extend the distribution date at least five years after the original distribution date.  Distributions due to financial hardship, as determined by Lyondell’s Benefits Administrative Committee with advice of counsel, are permitted, but other unscheduled withdrawals are not allowed.  Upon separation from service or disability, payments will be made in accordance with the participant’s elections, unless the participant is not yet 55, or is 55 but with less than 10 years of service, in which case payments will be made in monthly installments over 36 months.  Deferral account balances that are less than $10,000 at the time of a participant’s separation from service or disability will be distributed as a lump sum.

The Lyondell Executive Deferral Plan is subject to payout upon the occurrence of a change-in-control.  Accordingly, following the completion of the acquisition, the full amount of contributions and earnings accrued or credited to each executive officer under the Lyondell Executive Deferral Plan on the date immediately before the completion of the acquisition was distributed in a single lump sum payment.  See footnote (e) below for more information regarding the payments to named executive officers in connection with the acquisition pursuant to the Lyondell Executive Deferral Plan.  Although lump sum payments occurred under the terms of the plan as a result of the acquisition, the Lyondell Executive Deferral Plan has not been modified or terminated.  Accordingly, the plan has continued in effect in accordance with its terms since the acquisition.  Pending any change in this arrangement, legacy Lyondell executive officers continue to accrue benefits under the Lyondell Executive Deferral Plan, as they did prior to the acquisition and as described above.

(b)
Of the amounts in this column, the amounts set forth below also are reported in the Salary, Non-Equity Incentive Compensation and All Other Compensation columns of the Summary Compensation Table in this Annual Report.  The amounts set forth under the All Other Compensation column of the Summary Compensation Table also are reported under the ESSP column of the All Other Compensation Table.

	Amounts Previously Reported in Other Tables
Name	Salary ($)	Non-Equity Incentive Compensation ($)	All Other Compensation ($)
Mr. Smith	- -	- -	- -
Mr. DeNicola	- -	- -	34,627
Mr. Gelb	- -	- -	- -
Ms. Galvin	- -	- -	30,542
Mr. Hollinshead	203,763	206,692	24,452

(c)
Of the amounts in this column, $23,294, $19,539, $394,875, $122,327 and $18,460 are also reported for Messrs. Smith, DeNicola, Gelb and Hollinshead and Ms. Galvin, respectively, in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table in this Annual Report.

Index to the Consolidated Financial Statements

(d)
Amounts for Mr. Gelb also include those associated with the trust (AYCO Trust) maintained at Wilmington Trust Company and administered by the AYCO Company, L.P. for the ARCO Chemical Key Management Deferral Plan and ARCO Chemical Supplementary Executive Retirement Plan (ARCO SERP).  The AYCO Trust is an unfunded trust which was established by ARCO Chemical in connection with Lyondell’s acquisition of ARCO Chemical in 1998, which acquisition was a change-in-control under the ARCO Key Management Deferral Plan and the ARCO SERP.  All amounts payable in connection with that change-in-control were either paid to the participant at the time or further deferred into the AYCO Trust, at the participant’s election.  For Mr. Gelb, the Aggregate Earnings in Last Fiscal Year column includes $304,690, the Aggregate Withdrawals/Distributions column includes $550,094 and the Aggregate Balance at Last Fiscal Year End column includes $2,420,597 associated with the AYCO Trust.  Mr. Gelb’s balance under the AYCO Trust accrues interest at a rate determined annually by the administrator.  The interest rate for 2007 was 14.4%.   To the extent the AYCO Trust does not make the required payments to Mr. Gelb, Lyondell is responsible for payment of the benefits.

(e)
The Lyondell Executive Deferral Plan is subject to payout upon the occurrence of a change-in-control.  Accordingly, this column reflects the full amount of contributions and earnings accrued or credited to each executive officer under the Lyondell Executive Deferral Plan on the date immediately before the completion of the acquisition, which amount was distributed to each executive officer in a single lump sum payment during 2007 following the acquisition.  See the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for more information regarding the payments to named executive officers in connection with the acquisition pursuant to the Lyondell Executive Deferral Plan.  As described in footnote (d) above, with respect to Mr. Gelb, the amount shown in this column also reflects his previously scheduled $550,094 distribution during 2007 from the AYCO Trust.

(f)
Of the amounts in this column, the amounts set forth below also are reported for 2006 in the Salary, Non-Equity Incentive Compensation and All Other Compensation columns of the Summary Compensation Table in this Annual Report.  The amounts set forth for 2006 under the All Other Compensation column of the Summary Compensation Table also are reported for 2006 under the ESSP column of the All Other Compensation Table.

	Amounts Previously Reported for Previous Years
Name	Salary ($)	Non-Equity Incentive Compensation ($)	All Other Compensation ($)
Mr. Smith	- -	- -	- -
Mr. DeNicola	- -	- -	- -
Mr. Gelb	- -	- -	- -
Ms. Galvin	- -	- -	28,564
Mr. Hollinshead	187,654	42,964	22,518

(g)
Amounts for Mr. Hollinshead also include amounts associated with the Equistar Deferral Plan, which Mr. Hollinshead deferred when he was previously employed by Equistar.  For Mr. Hollinshead, the Aggregate Earnings in the Last Fiscal Year column includes $10,687 and the Aggregate Balance at Last Fiscal Year End column includes $111,476 associated with the Equistar Deferral Plan.  The terms of the Equistar Deferral Plan are substantially the same as the Lyondell Executive Deferral Plan described in footnote (a) above, except that the Equistar Deferral Plan was not subject to payout in connection with the acquisition.

Index to the Consolidated Financial Statements

Potential Post-Employment and Change-in-Control Payments

Retirement Benefits and Deferred Compensation

Lyondell maintains (1) the Lyondell SERP, for which the material terms and benefits for the named executive officers are described in connection with the Pension Benefits table in this Annual Report, and (2) the Lyondell Executive Deferral Plan, for which the material terms and benefits for the named executive officers are described in connection with the Nonqualified Deferred Compensation table in this Annual Report.  In addition, Mr. Gelb retains benefits in the former ARCO SERP for which the material terms and estimated benefits are described in connection with the Nonqualified Deferred Compensation table in this Annual Report.

See the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for information regarding the payments to named executive officers in connection with the acquisition pursuant to the Lyondell Executive Deferral Plan and the Lyondell SERP.  Although lump sum payments occurred under the terms of the plans as a result of the acquisition, the Lyondell Executive Deferral Plan and the Lyondell SERP have not been modified or terminated.  Accordingly, they have continued in effect in accordance with their terms since the acquisition.  Pending any change in these arrangements, legacy Lyondell executive officers continue to accrue benefits under the plans, as they did prior to the acquisition.

Medical, Disability and Life Insurance Benefits

The Executive Medical Plan provides for enhanced medical coverage to officers, including the named executive officers, beyond that available under Lyondell’s regular health care plan.  Executive Medical Plan coverage continues after retirement.

The Executive Long-Term Disability Plan provides coverage to officers and other senior managers of Lyondell in the case of a disabling sickness or illness.  The Executive Long-Term Disability Plan provides a higher level of monthly disability income than that available under Lyondell’s regular long-term disability plan. Benefits under the Executive Long-Term Disability Plan cease upon retirement or upon termination of employment where no disabling sickness or illness has occurred during employment.

The Executive Life Insurance Program provides for a higher level of life insurance coverage than that available under Lyondell’s regular basic life insurance plan and such coverage continues after retirement until age 65.

The acquisition had no effect on these benefits and to date these benefits have not been modified or amended.  Pending any change in these arrangements, legacy Lyondell executive officers continue to have these benefits, as they did prior to the acquisition.  For Mr. Gelb, who is a continuing legacy Lyondell executive officer, the benefits that would be provided after termination of his employment with Lyondell are disclosed in the table below.

Executive Severance Arrangements

Before the acquisition none of the named executive officers had employment contracts with Lyondell.

All of the named executive officers were covered by the Executive Severance Pay Plan, or ESPP, which provides for payment of benefits to covered employees upon specified terminations following a change-in-control of Lyondell, as described below.  A change-in-control for purposes of the ESPP generally is defined as (1) ownership of Lyondell changing by 50% or more or (2) a person or entity acquiring more than a 20% ownership interest in Lyondell.  The acquisition constituted a change-in-control for the purposes of the ESPP.  Accordingly, by its terms, the ESPP will continue for a period of at least two years after December 20, 2007 for participants in the plan on that date.  If an employee covered under the ESPP is terminated without cause or terminates his or her employment for good reason (in either case, a “qualified termination”) within two years after December 20, 2007, the employee is entitled to receive the following:

•	a payment equal to one times to three times annual earnings (base salary and annual cash bonus award target amount);

Index to the Consolidated Financial Statements

•	payment of an additional amount equal to the difference between the unvested and vested retirement benefit, if any, and the difference between the vested and early retirement benefit;

•	continuation of welfare benefit coverages for 24 months after termination;

•
retiree coverage provided under the applicable medical plan (which is the executive medical plan in the case of all Lyondell officers) after the above 24-month continuation period, regardless of age and service at termination;

•	up to $40,000 of outplacement services for a period of one year through one of the third-party outplacement service providers offered by Lyondell; and

•
a gross-up payment for the amount of any excise tax liability imposed pursuant to Section 4999 of the Internal Revenue Code (or similar excise tax) with respect to any benefits paid in connection with the acquisition.

Certain pre-acquisition executive officers of Lyondell, including Mr. Smith, Mr. DeNicola, Mr. Hollinshead and Ms. Galvin, have been determined to have been subject to a qualified termination under the ESPP in connection with the acquisition.  See the “Payments in Connection With the Acquisition” section of the Compensation Discussion and Analysis for more information regarding the payments made, or to be made, to those officers under the ESPP.  In the case of Mr. Gelb, his termination benefits are determined in part by the Gelb Agreement entered into on January 23, 2008, pursuant to which Lyondell acknowledged and agreed that, as a result of the change in Mr. Gelb’s position following the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, he would have grounds for a constructive termination for good reason under the terms of the ESPP.  The Gelb Agreement provides that, in order to induce Mr. Gelb to continue to serve Lyondell, Lyondell agrees that in the event of Mr. Gelb’s termination of employment for any reason, without limitation, during the two year period beginning on December 20, 2007, Lyondell will provide Mr. Gelb with all of the severance benefits set forth under the ESPP (other than the vesting of stock options, all of which vested and were exchanged for cash in connection with the acquisition).  The Gelb Agreement provides that, while it is anticipated that Mr. Gelb will remain employed with Lyondell for the two year period beginning on December 20, 2007, the parties acknowledge that Mr. Gelb is not obligated to remain employed with Lyondell and Lyondell is not obligated to continue his employment for any specified period.  Under the Gelb Agreement, Mr. Gelb waived his right to participate separately in the ESPP and agreed that the provisions of the Gelb Agreement (including any provisions of the ESPP incorporated by reference) are controlling.

Estimates of the potential payments to Mr. Gelb under the Gelb Agreement, and the related assumptions, are disclosed in the table below.  The Gelb Agreement requires a release of claims prior to payment of severance benefits.

Potential Payments Upon Termination or Change-in-Control

The Acquisition

Upon the completion of the acquisition, a change-in-control occurred for purposes of change-in-control arrangements and various benefit and incentive plans in which Lyondell’s executive officers were or are participants.  As described above, certain executive officers of Lyondell, including Mr. Smith, Mr. DeNicola, Mr. Hollinshead and Ms. Galvin, have been determined to have been subject to a qualified termination under the ESPP in connection with the acquisition and either are receiving or will receive in 2008 benefits under the ESPP.  See the “Payments in Connection With the Acquisition” section of Compensation Discussion and Analysis for the payments and benefits to named executive officers in connection with the acquisition.

Index to the Consolidated Financial Statements

Potential Payments in Connection with Future Events

The following narrative and table describe the potential payments or benefits in connection with future termination or other future post-employment scenarios for Mr. Gelb.  The following table does not include amounts payable pursuant to plans that are available generally to all salaried employees.  The amounts in the table show only the value of amounts payable or benefits due to enhancements in connection with each termination scenario, and do not reflect amounts otherwise payable or benefits otherwise due as a result of employment. The actual amounts to be paid out can only be determined at the time of separation from Lyondell.

The following assumptions apply to the tables:

•	for all scenarios, the termination or death date is assumed to be December 31, 2007;

•	all scenarios and amounts are calculated assuming that the Gelb Agreement was in effect on December 31, 2007;

•	Executive Medical and Executive Life are available if Mr. Gelb becomes disabled and qualified for long-term disability; and

•
“Lump-Sum Severance” only includes the payment equal to three times earnings under the Gelb Agreement; all other amounts and adjustments mandated by the Gelb Agreement are shown in connection with the associated other benefits included in the table.

SERP amounts, Lyondell Executive Deferral Plan amounts and amounts pursuant to the former ARCO SERP payable in connection with the various termination scenarios are not shown in the table below because these amounts are disclosed earlier in the Pension Benefits table and the Nonqualified Deferred Compensation table in this Annual Report.

However, the narrative below describes how, based on the following assumptions and rules, the potential Lyondell SERP payments would differ from the amounts shown in the Pension Benefits table if Mr. Gelb separated from Lyondell on December 31, 2007 under the various termination scenarios:

•	Lyondell SERP amounts were calculated as the present value of the accrued benefits as of the termination date payable as a lump sum at the earliest commencement age allowed;

•	all amounts not payable immediately have been discounted to December 31, 2007 at a rate of 6.25%;

•	all lump sum amounts have been converted on the basis in effect on the date of payment;

•
lump sums paid in years before 2008 will be converted at an interest rate of 5.25%, with a segmented yield curve under the PPA phasing in over five years after 2007; the PPA segmented yield curve was equivalent to a single interest rate of approximately 6.00% as of December 31, 2007;

•	the mortality table used for conversion of annuities to lump sums is the 2008 Applicable Mortality Table for Lump Sums, further adjusted to reflect anticipated mortality improvements; and

•
both the Lyondell SERP and the ESPP contain special payment provisions due to change-in-control; the Lyondell SERP provides that an officer who had not attained age 55 would receive a lump sum payment based on the age 65 benefit payable as an annuity converted to an immediate lump sum using the actuarial equivalence factors in accordance with the Lyondell Retirement Plan; the ESPP provisions incorporated in the Gelb Agreement provide for Mr. Gelb’s Lyondell SERP and Lyondell Retirement Plan benefits to be calculated as a lump sum as of age 55 using the lump sum calculation that would be applicable if he had terminated at age 55 with 10 or more years of service, further reduced to current age using the actuarial equivalence factors in accordance with the Lyondell Retirement Plan.

Index to the Consolidated Financial Statements

Based on these assumptions and rules, because Mr. Gelb is retirement eligible and his Lyondell SERP benefits would have been immediately payable on December 31, 2007, his Lyondell SERP benefits under all termination scenarios would have been $839,058 greater than the amount shown in the Pension Benefits table.

Mr. Gelb (a)	Long Term Disability		Death		Any Other Termination
Executive Medical		$276,836	$	- -		$283,217
Executive Long Term Disability (b)		$1,165,840	$	- -		$19,926
Executive Life Insurance Benefit (c)		$494,386		$2,409,000		$59,832
Lump-Sum Severance (d)		$4,334,429		$4,334,429		$4,334,429
Outplacement	$	- -	$	- -		$40,000
Excise Tax Grossed Up (e)	$	- -	$	- -	$	- -

(a)	Except as described in footnotes (b) and (c) below, Mr. Gelb’s benefits are provided under the Gelb Agreement in all scenarios.

(b)
The Executive Long Term Disability Plan is an insured plan through an unaffiliated life insurance company providing for a monthly benefit equal to the lesser of $25,000 or 60% of the executive officer’s salary plus the average of the last three years’ bonus payments.  Amounts shown are calculated without regard to any offsets. The Executive Long Term Disability amount shown in the “Long Term Disability” column reflect the present value of the disability benefit calculated in accordance with Financial Accounting Standards Board Statement of Accounting Standards No. 5 as of December 31, 2007.  This includes a discount rate of 6.25% and the disabled mortality rates used in that valuation.  Premium amounts paid by Lyondell for two years pursuant to the Gelb Agreement are reflected in the Any Other Termination column.

(c)
The Executive Life Insurance Plan provides executive officers who retire prior to age 65 death benefit protection until age 65, in the amount of three times base salary, rounded to the nearest thousand.  Death benefits are provided either through insurance or self-funding during the executive officer’s lifetime prior to age 65.  The Executive Life Insurance Benefit amount shown in the “Death” column show the amount of benefit payable upon death pursuant to the insurance.  Premium amounts for Mr. Gelb pursuant to the Gelb Agreement are shown in the other two columns.

(d)	The lump-sum severance payment under the Gelb Agreement equals annual base pay plus the annual cash bonus target amount multiplied by three.

(e)	The gross up for the excise tax is with respect to:

•	the lump-sum severance award;

•	$40,000 in outplacement services;

•	present value of continued life, medical and disability coverages; and

•	any additional payment in respect of retirement benefits,

all valued assuming a termination occurred on December 31, 2007 (following the change-in-control that actually occurred on December 20, 2007).

The 20% excise tax is only triggered if the total of the listed benefits is greater than three times the average of the prior five years W-2 pay, and the 20% excise tax is then imposed on the total of the benefits listed in excess of the average of the prior five years W-2 pay.  Mr. Gelb did not trigger the 20% excise tax.

Index to the Consolidated Financial Statements

DIRECTOR COMPENSATION

Introduction

As a result of LyondellBasell Industries’ December 20, 2007 acquisition of Lyondell, Lyondell is an indirect wholly owned subsidiary of LyondellBasell Industries.  At the effective time of the acquisition, all of the members of Lyondell’s previous Board of Directors ceased serving as directors and the current members of Lyondell’s Board (each of whom also serves as an officer of Lyondell and of LyondellBasell Industries) began to serve as directors.  The current members of Lyondell’s Board of Directors are not paid any fees or additional compensation for service as members of Lyondell’s Board of Directors.  Accordingly, the information provided below describes the compensation of the members of Lyondell’s previous Board of Directors for 2007, and summarizes payments made to the members of Lyondell’s previous Board of Directors in connection with the acquisition.

Pre-Acquisition Directors’ Fees

Before the acquisition, Mr. Smith, as Lyondell’s Chairman, President and Chief Executive Officer, was the only member of Lyondell’s Board of Directors who also was an employee of Lyondell.  Mr. Smith was not paid any fees or additional compensation for his service as a member of Lyondell’s previous Board of Directors.

Pre-Acquisition Non-Employee Director Compensation

During 2007, the non-employee members of Lyondell’s Board of Directors received an annual cash retainer of $80,000.  Dr. Butler, who served as Lyondell’s non-employee Chairman of the Board until his retirement on May 3, 2007, received an additional $150,000 annual fee.  In addition, the non-employee directors who served as Chairs of the Compensation and Human Resources Committee (Mr. Engen though May 3, 2007 and Mr. Lesar from May 4, 2007 through December 20, 2007) and the Corporate Responsibility and Governance Committee (Dr. Spivey), each received an additional $10,000 annual fee.  Mr. Huff, the non-employee Chair of the Audit Committee, received an additional $20,000 annual fee. Each non-employee director who was a member of the Audit Committee at any point during 2007 (Ms. Anderson, Ms. Carter, Mr. Engen, Mr. Lesar, Mr. Meachin, Mr. Murphy and Dr. Spivey) received an additional $5,000 annual fee.  Mr. Engen, who was appointed as the independent, Lead Director on May 4, 2007 in connection with Dr. Butler’s retirement, received an additional $27,500 annual fee.  At the election of each non-employee director, all or a portion of the annual cash retainer, Committee chair and member fees, Chairman of the Board fee and Lead Director fee were (1) paid in cash currently, (2) deferred under the Directors’ Deferral Plan as cash or (3) deferred under the Directors’ Deferral Plan in the form of deferred stock units.  In addition, each non-employee director received an annual incentive award valued at $100,000, which value was divided equally into an award of restricted stock and an associated deferred cash payment for all directors except Dr. Butler.  The 2007 incentive award for Dr. Butler was divided equally into an award of restricted share units and an associated cash payment. For a description of the restricted stock and restricted share units, see footnote (c) to the Director Compensation Table below.  Non-employee directors were reimbursed for travel and other related expenses incurred in attending Board or Committee meetings and for expenses incurred in obtaining director continuing education.

The following table reflects compensation for the non-employee directors who served on Lyondell’s Board of Directors during any part of 2007:

Index to the Consolidated Financial Statements

Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (b)	All Other Compensation ($) (d)	Total ($)
Carol. A. Anderson	85,000	586,198	- -	285,766	956,964
Dr. William T. Butler(a)	230,000	133,644	57,080	301,745	722,469
Susan K. Carter	85,000	156,341	1,864	31,339	274,544
Stephen I. Chazen	80,000	586,198	- -	285,766	951,964
Travis Engen	117,500	612,104	92,346	406,122	1,228,072
Paul S. Halata	80,000	271,133	- -	77,582	428,715
Danny W. Huff	100,000	526,327	9,156	231,213	866,696
David J. Lesar	95,000	586,198	29,050	285,766	996,014
David J.P. Meachin	85,000	388,968	- -	122,550	596,518
Daniel J. Murphy	85,000	271,133	- -	77,582	433,715
Dr. William R. Spivey	95,000	586,198	9,470	285,766	976,434

(a)	On May 3, 2007, Dr. Butler retired from Lyondell’s Board.

(b)	See “Pre-Acquisition Non-Employee Director Compensation” above for an explanation of director fees.

The Change in Pension Value and Nonqualified Deferred Compensation Earnings column in the Director Compensation Table shows the above-market earnings during 2007 on the Directors’ Deferral Plan, as described below.

The Directors’ Deferral Plan provided non-employee directors with the option to have all or a portion of the annual retainer, Committee chair, member fees, Chairman of the Board fee and Lead Director fee, which were credited annually, (1) paid in cash currently, (2) deferred under the Directors’ Deferral Plan as cash or (3) deferred under the Directors’ Deferral Plan as deferred stock units.  In the case of deferred stock units, a director’s account was credited with a number of units at the time of deferral of compensation equal to the amount being deferred divided by the closing price of the Lyondell common stock.  Deferred stock units earned dividend equivalents at the same rate that shareholders received dividends, which were credited under the Directors’ Deferral Plan as additional deferred stock units.  The deferred stock units did not carry voting rights. During 2007, the cash portion of a participant's account under the Directors’ Deferral Plan accrued interest using the previous monthly average of the closing yield to maturity, as reported by Bloomberg, of Lyondell’s most junior publicly traded debt as of December 1 of the prior plan year.  The interest rate for 2007 ranged between 8.693% and 10.871%.

Index to the Consolidated Financial Statements

Under the Directors’ Deferral Plan, each participant’s account is fully payable upon a change-in-control.  Accordingly, during 2007 following the completion of the acquisition, the full amount of contributions and earnings accrued or credited to each non-employee director (either as cash amounts or as deferred stock units) under the Directors’ Deferral Plan on the date immediately before the completion of the acquisition was distributed in a single lump sum payment.  The value of the deferred stock units was based on the closing price of Lyondell’s common stock on November 30, 2007 ($47.20), the last trading day of the month preceding the effective time of the acquisition.  The following table sets forth for each non-employee director such lump sum payments:

	Deferred Stock Units
Name	Units (#)	Value ($)	Value of Cash Amounts Deferred ($)	Total Value under Deferral Plan ($)
Ms. Anderson	30,301	1,430,203	- -	1,430,203
Ms. Carter	- -	- -	46,758	46,758
Mr. Chazen	1,221	57,618	- -	57,618
Mr. Engen	- -	- -	2,270,143	2,270,143
Mr. Huff	- -	- -	224,097	224,097
Mr. Lesar	18,164	857,326	714,884	1,572,210
Dr. Spivey	15,339	724,015	231,601	955,616

(c)
On February 22, 2007, as part of their compensation package, each non-employee director, other than Dr. Butler, received a grant consisting of 1,955 shares of restricted stock, and an associated cash payment payable at the vesting or forfeiture of those shares of restricted stock. On February 22, 2007, as part of his compensation package, Dr. Butler received a grant consisting of 1,955 restricted share units (described below), and an associated cash payment payable at the vesting or forfeiture of those restricted share units.   See the Grants of Plan-Based Awards to Non-Employee Directors table below.  The restricted stock and associated cash payment awards granted in years prior to 2007 (beginning in 2003) had substantially the same terms as the 2007 awards.

The Restricted Stock Plan was amended in February 2006 to permit the award of restricted share units in order to protect against further shareholder dilution under the terms of the plan, as well as to permit flexibility with respect to the form and timing of payments under the plan.  The exact number of shares of restricted stock or restricted share units awarded was calculated by dividing the dollar amount of the restricted portion of the annual incentive award by the closing price of a share of Lyondell’s common stock on the last trading day of the year before the year when the grant is made.  The amount of the associated cash payment equaled the closing price of a share of Lyondell’s common stock on the vesting or forfeiture date, multiplied by the number of shares of restricted stock or restricted share units vesting or being forfeited.  Unless a restricted stock award was forfeited, from the date of grant the non-employee directors had the right to vote the shares of restricted stock, received dividends on the restricted stock at the same rate that shareholders received dividends and participated in any capital adjustment applicable to all holders of Lyondell’s common stock.   Restricted share units did not carry voting rights.  Non-employee directors received cash dividend equivalent payments on restricted share units at the same rate that shareholders received dividends.

The restricted stock and restricted share units were subject to forfeiture until the expiration of the restricted period.  The restricted period on Dr. Butler’s restricted share units lapsed upon his retirement and the restricted period on all outstanding non-employee director restricted stock lapsed at the effective time of the acquisition, which was a change-in-control under the plan.  The definition of “change-in-control” was revised in February 2007 to be the same as the definition of change-in-control in the ESPP.

The amounts shown in the Stock Awards column and the table below reflect the 2007 compensation cost recognized for financial statement reporting purposes computed in accordance with SFAS 123R, but excluding any impact of estimated forfeiture rates as required by SEC regulations, associated with:

•	the portion of 2007 grants of both the restricted stock and associated cash payments recognized in 2007;

Index to the Consolidated Financial Statements

•	the portion of 2007 grants of both the restricted share units and associated cash payments recognized in 2007; and

•	the portion of all other outstanding grants for shares of restricted stock and associated cash payments, recognized during 2007.

Restricted stock was accounted for as an equity award, while the associated cash payment for the restricted stock, the restricted share units and the associated cash payment for the restricted share units were accounted for as liability awards.  Lyondell recognized compensation cost using straight-line-basis over the vesting period; however, due to the acceleration of vesting of awards in connection with the change-in-control, all remaining compensation cost was recognized in 2007.  With the exception of Mr. Engen’s awards noted below, all of the awards included in the table below had a 10-year vesting period.  Equity awards were measured using the closing price of Lyondell common stock at the date of grant while liability awards were measured using the closing price of Lyondell common stock at the end of each reporting period.  For Dr. Butler, who was a retirement eligible non-employee director, compensation cost also included the total fair value of the restricted share unit awards and of the associated cash payments on May 3, 2007, the date of his retirement.  In addition, the amounts shown in the table reflect two grants of shares of restricted stock awarded to Mr. Engen (370 shares granted in 1998 and 2,731 shares granted in 2000) under the former restricted stock plan for non-employee directors, which would have vested upon his retirement from the Board.  In connection with the acquisition, all restricted stock, including the associated cash payment awards, became fully vested.  As a result of the accelerated vesting, the compensation cost for 2007 set forth in the table above includes (1) in the case of restricted stock (equity awards), the vesting of which was accelerated, all amounts that in the absence of the acquisition would have been expected to be recognized in periods subsequent to 2007, and (2) in the case of the associated cash payments (liability awards) that were accelerated, amounts equal to the number of notional shares represented thereby multiplied by the $48.00 per share merger consideration, less the compensation cost recognized in respect of those awards in prior periods.  See footnote (d) below for more information regarding the payments to non-employee directors in respect of restricted stock in connection with the acquisition.

2007 Compensation Cost

Name	Restricted Stock ($)	Associated Cash Payment with Respect to the Vesting of the Restricted Stock ($)	Restricted Share Units ($)	Associated Cash Payment with Respect to the Vesting of the Restricted Share Units ($)	Total Reflected in Stock Awards Column ($)
Ms. Anderson	177,891	408,307	- -	- -	586,198
Dr. Butler	- -	- -	66,822	66,822	133,644
Ms. Carter	62,501	93,840	- -	- -	156,341
Mr. Chazen	177,891	408,307	- -	- -	586,198
Mr. Engen	203,797	408,307	- -	- -	612,104
Mr. Halata	97,068	174,065	- -	- -	271,133
Mr. Huff	166,301	360,026	- -	- -	526,327
Mr. Lesar	177,891	408,307	- -	- -	586,198
Mr. Meachin	136,656	252,312	- -	- -	388,968
Mr. Murphy	97,068	174,065	- -	- -	271,133
Dr. Spivey	177,891	408,307	- -	- -	586,198

Index to the Consolidated Financial Statements

Grants of Plan-Based Awards to Non-Employee Directors

The table below shows the 2007 grants of restricted stock and the associated cash payment, the 2007 grants of restricted share units and the associated cash payment, and their respective SFAS 123R grant date fair values.

		Grant Amounts (#)				SFAS 123R Grant Date Fair Value ($)
Name	Grant Date	Restricted Stock	Cash Payment Associated with Restricted Stock	Restricted Share Units	Cash Payment Associated with Restricted Share Units	Restricted Stock	Cash Payment Associated with Restricted Stock	Restricted Share Units	Cash Payment Associated with Restricted Share Units
Dr. Butler	2/22/2007	- -	- -	1,955	1,955	- -	- -	62,501	62,501
Each other non-employee director (10 directors)	2/22/2007	1,955	1,955	- -	- -	62,501	62,501	- -	- -

Outstanding Equity Awards at Fiscal Year-End

In connection with the acquisition, (1) all outstanding non-employee director stock options were cancelled and exchanged for a cash payment and (2) all unvested shares of non-employee director restricted stock and the associated cash payments vested and were converted into a cash payment.  See footnote (d) below for information regarding these payments to non-employee directors in connection with the acquisition.  As a result of the acquisition and these payments, Lyondell had no outstanding equity awards to non-employee directors at December 31, 2007.

Index to the Consolidated Financial Statements

(d)
Upon the completion of the acquisition, a change-in-control occurred for purposes of various benefit and incentive plans in which Lyondell’s non-employee directors were participants.  The change-in-control resulted in the triggering, accelerating or vesting of certain rights under those plans.

The table below sets forth, for each of Lyondell’s non-employee directors:

•	the number of shares of restricted stock that vested as a result of the change-in-control, and the value of such restricted stock (based on the $48.00 per share merger consideration);

•
the notional number of shares represented by the associated cash payment awards that vested as a result of the change-in-control, and the total actual cash payments made with respect to such vesting of the awards of associated cash payment (based on the $48.00 per share merger consideration);

•	the total value of the restricted stock that vested and the actual cash payments that were made as a result of the change-in-control;

•
the compensation costs recognized in 2006 and 2007 in connection with those awards and set forth in column (c) of the Summary Compensation Table in the proxy statement for the May 3, 2007 Annual Meeting or above; and

•	the net amount reported as All Other Compensation in column (d) of the Summary Compensation Table.

	Change-in-Control
	Restricted Stock that Vested		Associated Cash Payments Made with Respect to Restricted Stock Vesting
Name	Shares (#)	Value ($)	Shares (#)	Value ($)	Total Value ($)	2006 and 2007 Disclosed Compensation Cost ($)	Total Reflected in All Other Compensation Column ($)
Ms. Anderson	9,436	452,928	9,436	452,928	905,856	620,090	285,766
Dr. Butler (a)	- -	- -	- -	- -	- -	- -	301,745
Ms. Carter	1,955	93,840	1,955	93,840	187,680	156,341	31,339
Mr. Chazen	9,436	452,928	9,436	452,928	905,856	620,090	285,766
Mr. Engen	12,537	601,776	9,436	452,928	1,054,704	648,582	406,122
Mr. Halata	3,704	177,792	3,704	177,792	355,584	278,002	77,582
Mr. Huff	8,186	392,928	8,186	392,928	785,856	554,643	231,213
Mr. Lesar	9,436	452,928	9,436	452,928	905,856	620,090	285,766
Mr. Meachin	5,497	263,856	5,497	263,856	527,712	405,162	122,550
Mr. Murphy	3,704	177,792	3,704	177,792	355,584	278,002	77,582
Dr. Spivey	9,436	452,928	9,436	452,928	905,856	620,090	285,766

(a)
In October 1998, the Board of Directors amended and restated the Retirement Plan for Non-Employee Directors to close the plan to new directors. With the exception of Dr. Butler, there were no members of the Board of Directors since the beginning of the last fiscal year who continued to accrue benefits under the discontinued Directors’ Retirement Plan.  Upon completion of the acquisition, Dr. Butler, who retired on May 3, 2007 and who had been receiving monthly benefit payments under the plan since June 2007, received an actuarial equivalent of his lump sum payment of $301,745 for his remaining benefits under the plan.

Index to the Consolidated Financial Statements

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Certain Beneficial Owners and Management

On December 20, 2007, an indirect wholly owned subsidiary of LyondellBasell Industries merged with and into Lyondell, with LyondellBasell Industries indirectly acquiring all of the outstanding shares of Lyondell’s common stock at $48.00 per share.  As a result, Lyondell is now an indirect wholly owned subsidiary of LyondellBasell Industries.  LyondellBasell Industries is controlled by the Access Group, a privately held, U.S.-based industrial group, of which Leonard Blavatnik is the principal shareholder.  All of the shares of LyondellBasell Industries and, therefore, of Lyondell, are held indirectly through a Delaware limited liability company which is a member of the Access Group.  The Access Group owns approximately 97.25% of the equity interests in such limited liability company.  Accordingly, the Access Group and Mr. Blavatnik may be deemed to indirectly have voting or dispositive control over 100% of the outstanding common stock of Lyondell, consisting of 1,000 shares of common stock.  The address of the Access Group and Mr. Blavatnik is 730 Fifth Avenue, 20th Floor, New York, New York 10019.  The remaining approximately 2.75% of the limited liability company is owned indirectly by certain members of executive management of LyondellBasell Industries, including individuals who also serve as executive officers and/or directors of Lyondell, and members of the executive management of the Access Group and professionals who work for LyondellBasell Industries and the Access Group, but these individuals do not have voting or dispositive control over any shares of Lyondell.

Equity Compensation Plans

The following table provides information about the common stock authorized for issuance pursuant to Lyondell’s equity compensation plans as of December 31, 2007.  Upon completion of Lyondell’s December 20, 2007 acquisition by LyondellBasell Industries, Lyondell no longer had publicly traded equity securities.  In addition, as a result of the acquisition, Lyondell’s certificate of incorporation only provides for 1,000 shares of authorized common stock, all of which are outstanding.  Accordingly, Lyondell has discontinued use of these equity compensation plans.

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted average exercise price of outstanding options, warrants and rights		(3) Number of securities remaining available for Future issuance under Equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders (a)	- -	$	- -	11,232,114 (b)
Equity compensation plans not approved by security holders	- -		- -	- -
Total	- -	$	- -	11,232,114

(a)
These plans consist of the Lyondell Chemical Company 1999 Incentive Plan, the Restricted Stock Plan of Lyondell Petrochemical Company and the Lyondell Chemical Company Restricted Stock Plan for non-employee directors.

Index to the Consolidated Financial Statements

(b)
The Incentive Plan currently limits the number of shares available for grant under the plan to 26 million shares of common stock.  The amount shown reflects the 11,172,918 shares remaining available for grant as of December 31, 2007 out of the 26 million share limit contained in the Incentive Plan.  Pursuant to the current terms of the Incentive Plan, the 11,172,918 shares available for grant under the Incentive Plan as of December 31, 2007 may be granted pursuant to awards of stock options, performance units, restricted stock or stock appreciation rights, as permitted by the Incentive Plan.  However, no more than 5,901,058 shares of common stock can be issued or delivered pursuant to future awards of restricted stock, performance shares, phantom stock or performance units (to the extent settled in shares of common stock), and no more than 1,000,000 shares of common stock are available for incentive stock options.  The amount shown also reflects, as of December 31, 2007, 14,329 shares available for grant pursuant to awards of restricted stock under the Restricted Stock Plan of Lyondell Petrochemical Company and 44,867 shares available for grant pursuant to awards of restricted stock under the Lyondell Chemical Company Restricted Stock Plan for non-employee directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Occidental

Lyondell and Occidental have engaged in numerous transactions.  From May 1998 to August 2002, Occidental shared ownership of Equistar with Lyondell and Millennium until Lyondell purchased Occidental’s interest in Equistar in August 2002.  Lyondell financed the purchase by the sale of Lyondell equity securities to a subsidiary of Occidental, which included (1) 34 million shares of Lyondell Series B common stock and (2) a warrant to acquire five million shares of Lyondell common stock at $25 per share. The sale of these securities in the August 2002 transaction was approved by Lyondell’s Board of Directors and its shareholders.  On January 26, 2007, Occidental exercised the warrant for $25 per share.  On February 2, 2007, pursuant to the terms of the warrant, Occidental received a net payment of 682,210 shares of Lyondell common stock, having a value of $19,750,000.  Occidental beneficially owned 5.5% of Lyondell’s outstanding common stock until selling the remainder of its Lyondell common stock in open market transactions from May 2007 through July 2007.

As part of the stockholders agreement that Lyondell and Occidental entered into in connection with Lyondell’s August 2002 sale of shares to Occidental, Occidental agreed to cause each share of Lyondell common stock it beneficially owns, directly or indirectly, that is entitled to vote on any matter to be (1) present for the taking of any Lyondell shareholder action and (2) voted for the nominees to Lyondell’s Board of Directors that are proposed by the directors sitting on Lyondell’s Board of Directors at the time of nomination.  In addition, as a result of the August 2002 transactions described above and Occidental’s beneficial ownership, one Occidental executive, Stephen I. Chazen, Senior Executive Vice President and Chief Financial Officer, served as a member of Lyondell’s Board of Directors from August 2002 through the closing of Lyondell’s acquisition by LyondellBasell Industries on December 20, 2007.

During 2007, Lyondell purchased various products from Occidental, all at market-related prices.  In addition, pursuant to an ethylene sales agreement entered into on May 15, 1998, which was amended effective April 1, 2004, Occidental agreed to purchase a substantial amount of its ethylene raw material requirements from Lyondell.  Either party has the option to “phase down” volumes over time.  However, a “phase down” cannot begin until January 1, 2014 and the annual minimum requirements cannot decline to zero prior to December 31, 2018, unless certain specified force majeure events occur.  In addition to the sales of ethylene, from time to time Lyondell has made sales of other products to Occidental, all at market-related prices.  During 2007, Occidental paid Lyondell approximately $777 million for product purchases and Lyondell purchased approximately $40 million of products from Occidental.

Index to the Consolidated Financial Statements

Lyondell also subleases certain railcars from Occidental, for which Occidental charged Lyondell approximately $7 million in 2007.  In addition, Lyondell’s Lake Charles, Louisiana ethylene and propylene facility is leased from Occidental pursuant to a lease that expires in May 2009. Under the lease, Lyondell pays Occidental rent in an amount equal to $100,000 per year if Lyondell is operating the Lake Charles facility or $60,000 per year if Lyondell is not operating the facility.  The Lake Charles facility has been idled since the first quarter of 2001. Although Lyondell retains the physical ability to restart or sell that facility, in the third quarter of 2006 Lyondell determined that it had no expectation of resuming production at that facility.

Officer Services

Messrs. Smith, DeNicola, Gelb and Hollinshead and Ms. Galvin historically have provided services to Lyondell’s subsidiaries, Equistar and Millennium, but have not received any compensation from Equistar and Millennium.  However, in recognition of their services for 2007, Equistar and Millennium paid Lyondell $6.7 million and $1.3 million, respectively, for Mr. Smith’s services, and Equistar and Millennium paid Lyondell an aggregate of $11.7 million and $2.3 million, respectively, for the services of Mr. DeNicola, Mr. Gelb, Mr. Hollinshead and Ms. Galvin.  Similar arrangements may occur in 2008 for LyondellBasell Industries and subsidiaries.  In addition, Mr. Smith’s son-in-law is an engineer employed at one of Lyondell’s manufacturing facilities and his compensation with respect to 2007 was approximately $186,500 and is commensurate with his peers’.

LyondellBasell Industries

On December 20, 2007, an indirect wholly owned subsidiary of LyondellBasell Industries merged with and into Lyondell, with LyondellBasell Industries acquiring all of the outstanding shares of Lyondell common stock at $48.00 per share.  As a result, Lyondell is now an indirect wholly owned subsidiary of LyondellBasell Industries.  On December 20, 2007, in connection with the acquisition by LyondellBasell Industries, the shares of certain indirect wholly owned subsidiaries of Lyondell were sold to other subsidiaries of LyondellBasell Industries.  Also in connection with the acquisition on December 20, 2007, Lyondell and certain of its subsidiaries became obligors and/or provided collateral under various debt and other financial obligations of LyondellBasell Industries and its other subsidiaries and entered into or became subject to intercompany indebtedness arrangements with other subsidiaries of LyondellBasell Industries.  Proceeds from these financial instruments were used to finance the acquisition, including repayment of indebtedness of Lyondell and certain of its subsidiaries.  On March 27, 2008, Lyondell entered into a revolving credit facility as a borrower, with a member of the Access Group as a lender.  For additional information regarding the ownership of Lyondell, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Ownership of Certain Beneficial Owners and Management.”  For additional information regarding the subsidiary sales, see “Item 1. Business – Overview of the Business.” For additional information regarding the debt and other financial obligations under which Lyondell and certain of its subsidiaries became obligors and/or provided collateral in connection with the acquisition and intercompany indebtedness arrangements, see Note 15 to Lyondell’s Consolidated Financial Statements included in this Annual Report and “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In addition, Lyondell sells products to and purchases products from various other subsidiaries of LyondellBasell Industries at market-related prices.  During 2007 and in January 2008, LyondellBasell Industries paid Lyondell approximately $50 million and $12 million, respectively, for products purchased from Lyondell, and Lyondell paid LyondellBasell Industries approximately $7 million and $1 million, respectively, for products purchased from other subsidiaries of LyondellBasell Industries that are not also subsidiaries of Lyondell.  Lyondell generally expects that commercial transactions with LyondellBasell Industries and its subsidiaries and affiliates will continue to occur during 2008.

Index to the Consolidated Financial Statements

Related Party Policies

Lyondell used multiple policies and procedures, which are described below, to monitor related party transactions.

Accounting Department Process

During the first quarter of each year before Lyondell files its Annual Report on Form 10-K and, in years before the acquisition, its Proxy Statement, Lyondell’s Accounting Department prepares a summary reflecting:

•	all payments made by Lyondell and its subsidiaries to, and

•	all payments received by Lyondell and its subsidiaries from,

the following related parties:

•	any holder of 5% or more of Lyondell’s common stock (prior to the acquisition, as identified through their SEC filings) at any point since the beginning of the previous fiscal year,

•	any individual who was a member of Lyondell’s Board of Directors at any point since the beginning of the previous fiscal year,

•
any entity (for-profit or non-profit) with respect to which a Lyondell officer or member of Lyondell’s Board of Directors served as an officer or a member of that entity’s board of directors or equivalent governing body at any point since the beginning of the previous fiscal year, or

•
any other entities with respect to which an immediate family member of a Lyondell officer or director is similarly affiliated (as identified by the individual directors and officers through their annual questionnaires), during the previous fiscal year and during the period prior to filing the Annual Report on Form 10-K.

The Accounting Department also prepares similar summaries as necessary throughout the year to reflect additions to the related party list as provided by the Legal Department.  The Accounting Department’s procedure is in writing.  The summaries are used in connection with the review of related party disclosures, considering such factors such as whether the transaction had market-based pricing, was in the ordinary course of business and had terms no less favorable than those which can be obtained from non-related parties.

Related Party Transaction Approval Policy

Before the acquisition, Lyondell’s Related Party Transaction Approval Policy, which was in writing, required the disinterested members of Lyondell’s Audit Committee to review and approve, in advance of commitment, certain transactions that Lyondell entered into, from time to time, with the following related parties:

•	holders of 5% or more of Lyondell’s common stock, or

•	entities on which a Lyondell officer or Board member served as an officer or a member of that entity’s board of directors or equivalent governing body.

Index to the Consolidated Financial Statements

The transactions covered by the policy were those which were:

•	in the ordinary course of business and have a value of $25 million or more, or

•	not in the ordinary course of business, regardless of value,

and did not include transactions among Lyondell and its subsidiaries or joint ventures. A transaction was resubmitted to the Audit Committee for review and approval if:

•	the transaction previously fell below the $25 million threshold but then became expected to exceed it,

•	the transaction’s value increased by more than 10% or $10 million, whichever is less, or

•	a transaction with market-related pricing terms changed to more of a fixed-price transaction.

In addition, at least annually, Lyondell’s Internal Controls Department prepared a summary of all transactions and all currently proposed transactions with those related parties, including transactions that did not require pre-approval under the policy, and the summary was presented to the Audit Committee for review.  The disinterested members of the Audit Committee determined the fairness of the transactions to Lyondell by considering whether they have terms no less favorable than those which could be obtained from non-related parties.  The disinterested members of the Audit Committee also reviewed these transactions against the director independence standards.

Following the acquisition, Lyondell intends to continue using the same written Related Party Transaction Approval Policy, except that the policy has been modified such that transactions are no longer being reviewed for the purpose of ensuring director independence and transactions with holders (or their subsidiaries or affiliates) of 5% or more of Lyondell’s stock (even if a Lyondell officer or director serves as its officer or director) are no longer reviewed since Lyondell’s stock is no longer publicly traded.  In addition, the responsibilities previously assigned to Lyondell’s Audit Committee will be performed by Lyondell’s Board of Directors instead under the updated policy since Lyondell no longer has an Audit Committee.

Conflict of Interest Policy

Lyondell’s Conflict of Interest Policy, which is in writing, requires all employees and officers to disclose potential conflicts of interests on a disclosure form to the employee’s Human Resources manager, which is subsequently provided to the General Counsel for review.  Such conflicts of interest may include employees, officers or their immediate family who:

•	are employed by or who own at least a 10% beneficial interest in an entity (other than LyondellBasell Industries or any of its affiliates) with which Lyondell transacts business, or

•	are employed by any tax exempt organization to which Lyondell makes contributions.

The General Counsel reviews the disclosure forms to ensure that all employees are free from any interest, influence or relationship that might conflict, or appear to conflict, with the best interest of Lyondell.

Index to the Consolidated Financial Statements

Charitable Contributions Policy

Under Lyondell’s Charitable Contributions Policy, which is in writing, all employees and officers are required to make requests in writing to Lyondell’s Corporate Communications Department for approval of Lyondell’s match of employee financial contributions to non-profit, charitable organizations. Lyondell also makes its own contributions to non-profit organizations. Before the acquisition, to ensure that any potential conflicts of interest were specifically considered before a contribution was made, if a Lyondell officer or member of the Board of Directors served on the board of directors or equivalent governing body of a non-profit entity that was the subject of a request for a charitable contribution by Lyondell (other than automatic match of employee contributions), the relationship was highlighted by the Corporate Communications Department and those requests were separately discussed with and approved by the Chief Executive Officer and General Counsel.  Following the acquisition, Lyondell intends to continue using the same written Charitable Contribution Policy, except that the policy has been modified such that any potential conflicts of interest related to contributions to non-profit entities will instead be discussed with and approved by the Executive Vice President (Office of the CEO) and the Chief Financial Officer.

Other Procedures

Lyondell also monitors related party transactions based on the following:

•	information received from directors and officers in their annual written director and officer questionnaires, and

•
before the acquisition, under the Principles of Corporate Governance established by the previous Lyondell Board, a Board member was required to notify the Chairman of the Board and the Corporate Responsibility and Governance Committee if the Board member was considering joining an additional Board and was required to offer to resign from the Board if he or she changed employers, so that any potential conflicts or independence impacts could be considered by the Board and the Committee.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for audit services rendered by PricewaterhouseCoopers for the audit of Lyondell’s annual financial statements for the years ended December 31, 2007 and December 31, 2006, and fees billed or expected to be billed for audit-related, tax and all other services rendered by PricewaterhouseCoopers during those periods.  The amounts also include fees for such services rendered by PricewaterhouseCoopers during those periods for Equistar and Millennium, which are wholly-owned subsidiaries of Lyondell but file reports separately with the SEC.

Thousands of dollars	2007	2006
Audit fees (a)	$8,365	$10,360
Audit-related fees (b)	790	710
Tax fees (c)	100	520
All other fees	- -	- -
Total	$9,255	$11,590

Index to the Consolidated Financial Statements

(a)
Audit fees consist of the aggregate fees and expenses billed or expected to be billed for professional services rendered by PricewaterhouseCoopers for the audit of Lyondell’s, Equistar’s and Millennium’s annual financial statements, the review of financial statements included in their respective Form 10-Qs or for services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for those fiscal years, including agreed-upon or expanded audit procedures relating to accounting records required to respond to or comply with financial, accounting or regulatory reporting matters; and consultations as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by regulatory or standard setting bodies.  Equistar and Millennium file reports separately with the SEC. However, the amounts shown in the table include (1) $1,362,000 and $1,295,000 for Equistar for 2006 and 2007, respectively, and (2) $4,650,000 and $1,247,000 for Millennium for 2006 and 2007, respectively.  The 2006 audit fees shown in the table above reflect a reduction of $400,000 ($150,000 for Equistar and $250,000 for Millennium) related to fees that were originally estimated, but were not incurred with respect to 2006.  Of the 2006 audit fees shown in the table, $3,311,000 ($150,000 for Equistar, $684,000 for Millennium and $2,477,000 for Lyondell) represents fees and expenses billed in 2007 related to 2006 audit services.  Of the 2007 audit fees shown in the table, $2,319,000 ($315,000 for Equistar, $484,000 for Millennium and $1,520,000 for Lyondell) represents fees and expenses expected to be billed in 2008 related to 2007 audit services.

(b)
Audit-related fees consist of the aggregate fees billed for assurance and related services by PricewaterhouseCoopers that are reasonably related to the performance of the audit or review of the financial statements.  This category includes fees related to the performance of audits of benefit plans.  Equistar and Millennium file reports separately with the SEC. However, the amounts shown in the table include (1) $270,000 and $389,000 for Equistar for 2006 and 2007, respectively, and (2) $174,000 and $170,000 for Millennium for 2006 and 2007, respectively.  Of the 2006 audit-related fees shown in the table, $658,000 ($188,000 for Equistar, $105,000 for Millennium and $365,000 for Lyondell) represents fees billed in 2007 for 2006 audit-related services.  Of the 2007 audit-related fees shown in the table, $783,000 ($324,000 for Equistar, $103,000 for Millennium and $356,000 for Lyondell) represents fees expected to be billed in 2008 for 2007 audit-related services.

(c)
Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers for federal, state and international tax compliance and advice in 2006 and 2007.  No fees were paid for tax planning services.  Millennium files reports separately with the SEC. However, the amounts shown in the table include $300,000 and $50,000 for Millennium for 2006 and 2007, respectively.  Equistar did not have any fees in this category during 2007 and 2006.

Pre-Approval Policy

Lyondell’s Board of Directors is directly responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm.  In connection with the acquisition, Lyondell established a policy requiring the Board of Directors to pre-approve all audit and non-audit services to be performed for Lyondell and its subsidiaries by the independent registered public accounting firm (including affiliates or related member firms) to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence.  Prior to the acquisition, Lyondell’s Audit Committee pre-approved all audit and non-audit services pursuant to the policy.

A centralized service request procedure is used for all requests for the independent registered public accounting firm to provide services to Lyondell or its subsidiaries.  Under this procedure, all requests for the independent registered public accounting firm to provide services to Lyondell or its subsidiaries initially are submitted to Lyondell’s Vice President and Controller.  Each such request must include a detailed description of the services to be rendered.  If the proposed services have not already been pre-approved by Lyondell’s Board of Directors, the Vice President and Controller will submit the request and a detailed description of the proposed services to Lyondell’s Board of Directors.  Requests to provide services that require pre-approval by Lyondell’s Board of Directors also must include a statement as to whether, in the view of the Vice President and Controller, the request is consistent with the SEC’s rules on independent registered public accounting firm independence.

Index to the Consolidated Financial Statements

The Board of Directors has designated Lyondell’s Chief Financial Officer to monitor the performance of all services provided by the independent registered public accounting firm and to review compliance with the pre-approval policy.  The Chief Financial Officer will report to the Board of Directors periodically on the results of the monitoring.

Index to the Consolidated Financial Statements

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following exhibits are filed as a part of this report:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated March 28, 2004, by and among the Registrant, Millennium Chemicals Inc. and Millennium Subsidiary LLC (22)
2.2
Sale and Purchase Agreement, dated as of February 23, 2007, by and between Millennium Worldwide Holdings I Inc., Millennium US Op Co, LLC, and The National Titanium Dioxide Co. Ltd. (Cristal) and, for the limited purposes set forth therein, the Registrant (29)

2.3	Agreement and Plan of Merger, dated July 16, 2007, by and among the Registrant, Basell AF and BIL Acquisition Holdings Limited (30)
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated December 20, 2007 (31)
3.2	Amended and Restated By-Laws of the Registrant dated December 20, 2007 (31)
4.1	Indenture dated as of January 29, 1996, as supplemented by a First Supplemental Indenture dated as of February 15, 1996, between the Registrant and Texas Commerce Bank, as Trustee (5)
4.1(a)	Second Supplemental Indenture dated as of December 1, 1997 among the Registrant, Equistar Chemicals, LP and Texas Commerce Bank National Association (9)
4.1(b)	Third Supplemental Indenture dated as of November 3, 2000 among the Registrant, Equistar Chemicals, LP and The Chase Manhattan Bank (15)
4.1(c)	Fourth Supplemental Indenture dated as of November 17, 2000 among the Registrant, Equistar Chemicals, LP and The Chase Manhattan Bank (15)
4.2	Senior Secured Credit Agreement dated as of December 20, 2007
4.3	Interim Loan Credit Agreement dated as of December 20, 2007
4.4
Indenture dated as of August 10, 2005 among Nell AF S.A.R., the guarantors named therein, The Bank of New York, as Trustee, Registrar, Paying Agent, Transfer Agent and Listing Agent, ABN AMRO Bank N.V., as Security Agent, and AIB/BNY Fund Management (Ireland) Limited, as Irish Paying Agent

4.4(a)	Supplemental Indenture dated as of February 2, 2006 to the Indenture dated as of August 10, 2005
4.4(b)	Second Supplemental Indenture dated as of May 11, 2007 to the Indenture dated as of August 10, 2005
4.4(c)	Third Supplemental Indenture dated as of July 26, 2007 to the Indenture dated as of August 10, 2005
4.4(d)	Fourth Supplemental Indenture dated as of December 20, 2007 to the Indenture dated as of August 10, 2005
4.5	Senior Secured Inventory-Based Credit Agreement dated as of December 20, 2007
4.6	Security Agreement dated as of December 20, 2007
4.7	Subsidiary Guaranty dated as of December 20, 2007
4.8	Receivables Purchase Agreement dated as of December 20, 2007
4.9	Undertaking Agreement dated as of December 20, 2007
4.10	Intercreditor Agreement dated as of December 20, 2007
4.11	Intercreditor Agreement dated as of December 20, 2007
4.12	Long Term Intercompany Loan Agreement dated as of February 22, 2008
4.13	Indenture dated as of June 15, 1988 between ARCO Chemical Company and Bank of New York, as Trustee (12)
4.13(a)	First Supplemental Indenture dated as of January 5, 2000 between the Registrant and Bank of New York, as Trustee (13)
4.13(b)	9.80% Debenture due 2020 issuable under the Indenture referred to in Exhibit 4.13 (12)
4.13(c)	10.25% Debenture due 2010 issuable under the Indenture referred to in Exhibit 4.13 (12)

Index to the Consolidated Financial Statements

4.14
Indenture, dated as of November 27, 1996, among Millennium America Inc. (formerly named Hanson America Inc.), Millennium Chemicals Inc. and The Bank of New York, as Trustee, in respect  to Millennium’s 7.625% Senior Debentures due November 15, 2026 (6)

4.14(a)	First Supplemental Indenture dated as of November 21, 1997 among Millennium America Inc., Millennium Chemicals Inc. and The Bank of New York, as Trustee (10)

The Registrant is a party to several long-term debt instruments under which the total amount of long-term debt securities authorized does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.  Pursuant to paragraph 4(iii)(A) of Item 601(b) of Registration S-K, the Registrant agrees to furnish a copy of such instruments to the Commission upon request.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION:
10.1	Amended and Restated Executive Supplementary Savings Plan (16)
10.1(a)	Amendment to Executive Supplementary Savings Plan
10.2	Amended and Restated Supplementary Executive Retirement Plan (3)
10.2(a)	Amendment to Supplementary Executive Retirement Plan
10.3	Executive Medical Plan (7)
10.3(a)	Amendment No. 1 to the Executive Medical Plan (7)
10.3(b)	Amendment No. 2 to the Executive Medical Plan (7)
10.4	Lyondell Chemical Company Executive Deferral Plan (19)
10.4(a)	Amendment to Lyondell Chemical Company Executive Deferral Plan
10.5	Executive Long-Term Disability Plan (1)
10.5(a)	Amendment No. 1 to the Executive Long-Term Disability Plan (7)
10.6	Amended and Restated Executive Life Insurance Plan (8)
10.7	Amended and Restated Supplemental Executive Benefit Plans Trust Agreement (20)
10.7(a)	Amendment No. 1 dated as of March 26, 2004 to Amended and Restated Supplemental Executive Benefit Plans Trust Agreement (21)
10.7(b)	Amendment No. 2 dated as of February 23, 2006 to Amended and Restated Lyondell Chemical Company Supplemental Executive Benefit Plans Trust Agreement (19)
10.8	Restricted Stock Plan (2)
10.8(a)	Amendment No. 1 to the Restricted Stock Plan (4)
10.8(b)	Amendment No. 2 to the Restricted Stock Plan (9)
10.9	Form of Registrant’s Indemnity Agreement with Officers and Directors (28)
10.10	Lyondell Chemical Company Elective Deferral Plan for Non-Employee Directors (19)
10.11	Amended and Restated Retirement Plan for Non-Employee Directors (16)
10.11(a)	Amendment No. 1 to Amended and Restated Retirement Plan for Non-Employee Directors (18)
10.11(b)	Amendment No. 2 dated as of March 28, 2004 to Amended and Restated Retirement Plan for Non-Employee Directors (21)
10.12	Lyondell Chemical Company Restricted Stock Plan for Non-Employee Directors (19)
10.13	Amended and Restated Non-Employee Directors Benefit Plans Trust Agreement (20)
10.13(a)	Amendment No. 1 dated as of March 28, 2004 to Amended and Restated Non-Employee Directors Benefit Plans Trust Agreement (21)
10.13(b)	Amendment No. 2 dated as of February 23, 2006 to Amended and Restated Lyondell Chemical Company Non-Employee Directors Benefit Plans Trust Agreement (19)
10.14	Stock Option Plan for Non-Employee Directors (16)
10.15	Amended and Restated 1999 Incentive Plan (23)
10.16	Form of Award Agreement for the Registrant’s Amended and Restated 1999 Incentive Plan (19)
10.17	Lyondell Chemical Company Executive Severance Pay Plan (19)
10.18	Revised Annual Cash Bonus Guidelines (32)
10.19	Director Compensation (27)
10.20	Executive Compensation (11)
10.21	Form of Time Sharing Agreement (28)
10.22	Agreement dated January 23, 2008 between Morris Gelb and Registrant

Index to the Consolidated Financial Statements

OTHER MATERIAL CONTRACTS:
10.23
Crude Oil Sales Agreement dated August 1, 2006 by and between PDVSA Petróleo S.A. and LYONDELL-CITGO Refining LP (portions of this document have been omitted pursuant to a request for confidential treatment and filed with the SEC) (24)

10.24	Amended and Restated Master Transaction Agreement dated as of March 31, 2000 among the Registrant, Bayer AG and Bayer Corporation (14)
10.24(a)	First Amendment to Amended and Restated Master Transaction Agreement, dated as of December 18, 2000 (15)
10.25	Amended and Restated Master Asset and Stock Purchase Agreement dated as of March 31, 2000 among the Registrant, the entities set forth on Schedule 1 thereto, Bayer AG and Bayer Corporation (14)
10.26	Amended and Restated Limited Partnership Agreement of PO JV, LP dated as of March 31, 2000 (14)
10.26(a)	First Amendment to the Amended and Restated Limited Partnership Agreement of PO JV, LP (17)
10.27	Limited Partnership Interest Purchase and Sale Agreement dated as of March 31, 2000 among Lyondell SAT, INC., Lyondell POTechLP, Inc., BAYPO I LLC, BAYPO II LLC and BIPPO Corporation (14)
10.28	General Partnership Agreement dated December 18, 2000 between Bayer Polyurethanes B.V. and Lyondell PO-11 C.V. (15)
10.29	Parent Agreement dated December 18, 2000 between the Registrant and Bayer AG (15)
10.30
Tax Sharing and Indemnification Agreement, dated as of September 30, 1996, between Hanson, Millennium Overseas Holdings Ltd., Millennium America Holdings Inc. (formerly HM Anglo American Ltd.), Hanson North America Inc. and Millennium Chemicals Inc. (25)

10.31
Deed of Tax Covenant, dated as of September 30, 1996, between Hanson, Millennium Overseas Holdings Ltd., Millennium Inorganic Chemicals Limited (formerly SCM Chemicals Limited), SCMC Holdings B.V. (formerly Hanson SCMC B.V.), Millennium Inorganic Chemicals Ltd. (formerly SCM Chemicals Ltd.), and Millennium Chemicals Inc. (the “Deed of Tax Covenant”) (25)

10.31(a)	Amendment to the Deed of Tax Covenant dated January 28, 1997 (26)
12	Statement Setting Forth Detail for Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
_________

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K Report for the year ended December 31, 1992 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of December 6, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 dated as of January 31, 1996 and incorporated herein by reference.
(6)	Filed as an exhibit to Millennium Chemical Inc.’s Registration Statement on Form S-1 (No. 333-15975) and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of September 1, 2006 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

Index to the Consolidated Financial Statements

(10)	Filed as an exhibit to Millennium Chemical Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(11)	Filed in Item 5.02 to Registrant’s Current Report on Form 8-K dated as of December 6, 2006 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of April 14, 2000 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of February 23, 2006 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of March 28, 2004 and incorporated herein by reference.
(23)	Filed as Annex F to the Registrant’s Registration Statement on Form S-4/A (No. 333-114877) filed on September 30, 2004 and incorporated herein by reference.
(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated as of August 16, 2006 and incorporated herein by reference.
(25)	Filed as an exhibit to Millennium Chemical Inc.’s Registration Statement on Form 10 (No. 1-12091) and incorporated herein by reference.
(26)	Filed as an exhibit to Millennium Chemical Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of October 6, 2005 and incorporated herein by reference.
(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of May 3, 2007 and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of February 22, 2007 and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of July 17, 2007 and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of December 20, 2007 and incorporated herein by reference.
(32)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

Copies of exhibits will be furnished upon prepayment of 25 cents per page.

Requests should be addressed to the Secretary.

(b) Consolidated Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements

Index to the Consolidated Financial Statements

Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements on page 83.

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

Index to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYONDELL CHEMICAL COMPANY

Date:	March 28, 2008	By:	/s/ MORRIS GELB
Morris Gelb,
Principal and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2008.

Signature	Title

/s/ MORRIS GELB	President, Chief Executive Officer and
(Morris Gelb,	Director
Principal Executive Officer)

/s/ ALAN BIGMAN	Chief Financial Officer and
(Alan Bigman,	Director
Principal Financial Officer)

/s/ EBERHARD FALLER	Vice President, Controller and
(Eberhard Faller,	Chief Accounting Officer
Principal Accounting Officer)

/s/ EDWARD J. DINEEN	Director
(Edward J. Dineen)

Index to the Consolidated Financial Statements

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Neither an annual report covering the Registrant’s last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.