Form 10-Q
period 2008-03-31
LYONDELL CHEMICAL CO
filed 2008-05-15
CIK 842635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓]                                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[   ]                                             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . to . . . . . . . . . ..

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes __ No ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):Large accelerated filer __ Accelerated filer __Non-accelerated filer ✓Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No ✓

Number of shares of common stock outstanding as of March 31, 2008:1,000  There is no established public trading market for the registrant’s common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007

Sales and other operating revenues:
Trade	$7,545	$5,632
Related parties	95	157
	7,640	5,789
Operating costs and expenses:
Cost of sales	7,467	5,442
Selling, general and administrative expenses	110	150
Research and development expenses	17	18
	7,594	5,610

Operating income	46	179

Interest expense:
Related parties	(193)	- -
Other	(228)	(179)
Interest income:
Related parties	21	- -
Other	2	5
Other income (expense), net:
Related parties	34	- -
Other	(11)	2

Income (loss) from continuing operations before equity investments and income taxes	(329)	7

Income (loss) from equity investments	(2)	2

Income (loss) from continuing operations before income taxes	(331)	9
Provision for (benefit from) income taxes	(110)	3
Income (loss) from continuing operations	(221)	6
Income from discontinued operations, net of tax	- -	13
Net income (loss)	$(221)	$19

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$113	$370
Deposits with related party	105	135
Accounts receivable:
Trade, net	1,118	1,212
Related parties	97	165
Inventories	3,400	3,354
Prepaid expenses and other current assets	214	232
Note receivable from related party	78	2
Total current assets	5,125	5,470

Property, plant and equipment, net	12,381	12,504
Investments and long-term receivables:
Investment in PO joint venture	558	564
Note receivable from related party	835	835
Other	192	187
Goodwill	5,150	5,247
Intangible assets, net	2,364	2,398
Other assets	185	187

Total assets	$26,790	$27,392

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	March 31, 2008	December 31, 2007

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$375	$435
Related party borrowings	728	717
Accounts payable:
Trade	2,333	2,287
Related parties	139	132
Accrued liabilities	471	726
Deferred income taxes	578	431
Total current liabilities	4,624	4,728

Long-term debt:
Banks and other unrelated parties	9,423	9,454
Related parties	8,000	8,000
Other liabilities	836	827
Deferred income taxes	3,613	3,884
Commitments and contingencies
Minority interests	105	126
Stockholder’s equity:
Common stock, $1.00 par value, 1,000 shares authorized and issued	- -	- -
Additional paid-in capital	473	507
Accumulated deficit	(346)	(144)
Accumulated other comprehensive income	62	10
Total stockholder’s equity	189	373

Total liabilities and stockholder’s equity	$26,790	$27,392

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007

Cash flows from operating activities:
Net income (loss)	$(221)	$19
Income from discontinued operations, net of tax	- -	(13)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	331	213
Deferred income taxes	(122)	(75)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	180	(54)
Inventories	(39)	(137)
Accounts payable	48	223
Other, net	(232)	(272)
Net cash used in operating activities – continuing operations	(55)	(96)
Net cash used in operating activities – discontinued operations	- -	(13)
Net cash used in operating activities	(55)	(109)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(76)	(141)
Advances under related-party loan agreements	(46)	- -
Reimbursement of acquisition-related tax payments	- -	(94)
Contributions and advances to affiliates	(4)	(12)
Proceeds from sale of assets	16	- -
Net cash used in investing activities – continuing operations	(110)	(247)
Net cash used in investing activities – discontinued operations	- -	(8)
Net cash used in investing activities	(110)	(255)

Cash flows from financing activities:
Net borrowings under revolving credit facility	- -	145
Proceeds from loan agreements with related parties	10	- -
Borrowings under inventory-based credit facility	130	- -
Repayment of long-term debt	(225)	(8)
Dividends paid	- -	(57)
Proceeds from and tax benefits of stock option exercises	- -	63
Other, net	(7)	8
Net cash provided by (used in) financing activities – continuing operations	(92)	151
Net cash provided by financing activities – discontinued operations	- -	24
Net cash provided by (used in) financing activities	(92)	175

Effect of exchange rate changes on cash	- -	2

Decrease in cash and cash equivalents	(257)	(187)
Cash and cash equivalents at beginning of period	370	446
Cash and cash equivalents at end of period	113	259
Less: Cash and cash equivalents at end of period – discontinued operations	- -	48
Cash and cash equivalents at end of period – continuing operations	$113	$211

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.      Basis of Preparation

Lyondell Chemical Company (“LCC”), together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), is a refiner of heavy, high-sulfur crude oil, a significant producer of gasoline blending components, a manufacturer of chemicals and a North American manufacturer of plastics.

On December 20, 2007, LyondellBasell Industries AF S.C.A. (formerly known as Basell AF S.C.A.) indirectly acquired all of the shares of Lyondell common stock.  As a result, Lyondell is now an indirect wholly owned subsidiary of LyondellBasell Industries AF S.C.A. (together with its consolidated subsidiaries “LyondellBasell Industries” and without Lyondell, the “Basell Group”) (see Note 3). Concurrent with the acquisition by LyondellBasell Industries, Lyondell sold certain of its non-U.S. subsidiaries to subsidiaries of the Basell Group.

As a result of Lyondell’s acquisition by LyondellBasell Industries on December 20, 2007, Lyondell’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  In addition, Lyondell recorded $834 million of debt for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell (“push-down debt”), and $179 million of related debt issuance costs.  Also, with the new basis of accounting, Lyondell applied the accounting policies of LyondellBasell Industries.  For those U. S. inventories for which the last-in, first-out (“LIFO”) method of determining inventory costs is used for reporting for U. S. federal income taxation, the LIFO method has been adopted as LyondellBasell Industries’ accounting policy.  For all other inventories except materials and supplies, costs are determined by LyondellBasell Industries using the first-in, first-out (“FIFO”) method.  Previously, Lyondell used the LIFO method to determine costs of all inventories except materials and supplies.  Lyondell’s loss for the quarter ending March 31, 2008 was reduced by $15 million (after tax), which represents the effect of the change that was not included in Lyondell’s successor period ended December 31, 2007.

The consolidated statement of income for the three months ended March 31, 2008 reflects post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, periods prior to the acquisition are designated “predecessor” periods, and those subsequent to the acquisition are designated “successor” periods.

Although this presentation may not reflect the likely future demands on Lyondell’s resources for servicing the debt of LyondellBasell Industries, it provides an indication of that financial position after considering the possible demand on Lyondell resources relating to the debt of LyondellBasell Industries.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.      Basis of Preparation – (Continued)

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Lyondell in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and notes thereto included in the Lyondell Chemical Company Annual Report on Form 10-K for the year ended December 31, 2007.

2.      Accounting and Reporting Changes

On April 25, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets in order to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles.  This FSP is effective for the Company’s financial statements beginning with those issued for 2009. Early adoption is prohibited.  Lyondell does not expect the application of FSP 142-3 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 will be effective for Lyondell beginning in 2009.  Lyondell is currently evaluating the effect of SFAS No. 161 on its disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51, which establishes new accounting and disclosure requirements for noncontrolling, or minority, interests, including their classification as a separate component of equity and the adjustment of net income to include amounts attributable to minority interests.  SFAS 160 also establishes new accounting standards requiring recognition of a gain or loss upon deconsolidation of a subsidiary.  SFAS No. 160 will be effective for Lyondell beginning in 2009, with earlier application prohibited.

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which requires  an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions.  SFAS No. 141 (revised 2007) will change the accounting treatment for certain specific items, including: expensing of most acquisition and restructuring costs; recording acquired contingent liabilities, in-process research and development and noncontrolling, or minority, interests at fair value; and recognizing changes in income tax valuations and uncertainties after the acquisition date as income tax expense.  SFAS No. 141 (revised 2007) also includes new disclosure requirements.  For Lyondell, SFAS No. 141 (revised 2007) will apply to business combinations with acquisition dates beginning in 2009.  Earlier adoption is prohibited.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.      Accounting and Reporting Changes – (Continued)

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items, was applicable to Lyondell effective January 1, 2008.  Lyondell has elected not to apply the fair value option to any assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, delaying the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until January 1, 2009.  Lyondell is currently evaluating the effect to its consolidated financial statements of prospectively applying the provisions of SFAS No. 157 to those assets and liabilities.

Implementation of the provisions of SFAS No. 157 to financial assets and liabilities beginning January 1, 2008 did not have a material effect on Lyondell’s consolidated financial statements.

Lyondell adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN No. 48, Lyondell recognized a $47 million increase in the liability related to uncertain income tax positions, which was accounted for as a $41 million increase in goodwill related to the acquisition of Millennium Chemicals, Inc. (together with its consolidated subsidiaries “Millennium”), a $4 million increase in deferred tax assets and a $2 million increase of the January 1, 2007 balance of retained deficit.

3.      Acquisition of Lyondell by LyondellBasell Industries

On December 20, 2007, LyondellBasell Industries indirectly acquired the outstanding common shares of Lyondell for $48 per common share in an all cash transaction.  As a result, Lyondell became an indirect, wholly owned subsidiary of LyondellBasell Industries.

Concurrent with the acquisition by LyondellBasell Industries, Lyondell sold certain of its non-U.S. subsidiaries to other subsidiaries of the Basell Group.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.      Acquisition of Lyondell by LyondellBasell Industries – (Continued)

The goodwill resulting from the acquisition is not deductible for tax purposes.  The purchase price allocations used in the preparation of the March 31, 2008 and December 31, 2007 financial statements are preliminary due to the continuing analyses relating to the determination of the fair values of the assets and liabilities acquired.  Based upon additional information received to date, the fair values of the assets and liabilities acquired were adjusted during the three month period ended March 31, 2008.  The adjustments and their effect on goodwill for the three months ended March 31, 2008 are summarized in Note 9.  Any further changes to the estimates of fair value of net assets acquired would result in additional adjustments to assets and liabilities and corresponding adjustments to goodwill.  Management does not expect the finalization of these matters to have a material effect on the allocation.

4.      Discontinued Operations

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business in a transaction valued at $1.3 billion, including the acquisition of working capital and assumption of certain liabilities directly related to the business.

The operations of the inorganic chemicals business have been classified as discontinued operations in the consolidated statements of income and cash flows.

Amounts included in income from discontinued operations are summarized as follows:

Predecessor
Three Months Ended March 31,
Millions of dollars	2007
Sales and other operating revenues	$333
Income from discontinued operations	19
Provision for income taxes	6
Income from discontinued operations, net of tax	$13

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.      Charges Related to Toluene Diisocyanate Plant

Lyondell ceased production of toluene diisocyanate (“TDI”) at the Lake Charles, Louisiana TDI plant in the third quarter of 2005. Results of operations for the first quarter 2007 reflected a charge of $62 million, before tax, relating to resolution of commercial arrangements associated with the facility under which payments will be made over the next four years.  Any additional costs that may be incurred are not expected to be material to Lyondell’s results of operations.

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

Changes in Lyondell’s investment in the U.S. and European PO joint ventures for the three-month periods ended March 31, 2007 and 2008 are summarized as follows:

	U.S. PO	European PO	Total PO
Millions of dollars	Joint Venture	Joint Venture	Joint Ventures
Predecessor
Investment in PO joint ventures – January 1, 2007	$504	$274	$778
Cash contributions	9	3	12
Depreciation and amortization	(9)	(3)	(12)
Effect of exchange rate changes	- -	3	3
Investment in PO joint ventures – March 31, 2007	$504	$277	$781

Successor
Investment in PO joint ventures – January 1, 2008	$564
Cash contributions	4
Depreciation and amortization	(10)
Investment in PO joint ventures – March 31, 2008	$558

At March 31, 2008 Lyondell’s investment in the U.S. PO Joint Venture reflects a revaluation to the value assigned to the investment in LyondellBasell Industries’ accounting for the purchase of Lyondell.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.      Accounts Receivable

Lyondell has a $1,150 million accounts receivable securitization facility, which matures in December 2012.  Pursuant to the facility, Lyondell sells, through a wholly owned, bankruptcy-remote subsidiary, on an ongoing basis and without recourse, interests in a pool of U.S. accounts receivable to financial institutions participating in the facility.  Lyondell is responsible for servicing the receivables.  As of March 31, 2008 and December 31, 2007, the amounts of outstanding receivables sold under the facility were $1,010 million and $1,000 million, respectively.

Net of receivables sold, Lyondell had a trade accounts receivable balance of $1,118 million and $1,212 million as of March 31, 2008 and December 31, 2007, respectively.  These balances were net of an allowance for doubtful accounts of $9 million and $7 million at March 31, 2008 and December 31, 2007, respectively.

8.      Inventories

Inventories consisted of the following components:
	March 31,	December 31,
Millions of dollars	2008	2007
Finished goods	$1,831	$1,856
Work-in-process	229	245
Raw materials	1,111	1,019
Materials and supplies	229	234
Total inventories	$3,400	$3,354

9.      Property, Plant and Equipment and Goodwill

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

	March 31,	December 31,
Millions of dollars	2008	2007
Land	$82	$82
Manufacturing facilities and equipment	12,230	12,141
Construction in progress	323	310
Total property, plant and equipment	12,635	12,533
Less accumulated depreciation	(254)	(29)
Property, plant and equipment, net	$12,381	$12,504

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.      Property, Plant and Equipment and Goodwill – (Continued)

Depreciation and amortization expense is summarized as follows:

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007
Property, plant and equipment	$279	$183
Investment in PO joint ventures	10	12
Patents and license costs	6	1
Software costs	3	7
Other	33	10
Total depreciation and amortization	$331	$213

Lyondell believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.  Lyondell continually reviews the optimal future alternatives for its facilities.  Any decision to retire one or more facilities would result in an increase in the present value of such obligations.  The liabilities that had been recognized for all asset retirement obligations were $16 million at both March 31, 2008 and December 31, 2007.

Based on additional information received to date, adjustments to the preliminary purchase price allocated to the fair value of assets and liabilities acquired as a result of Lyondell’s acquisition by LyondellBasell Industries resulted in a decrease in goodwill from $5,247 million at December 31, 2007 to $5,150 million at March 31, 2008.

The following table summarizes the changes to Lyondell’s goodwill during the three months ended March 31, 2008, by reportable segment.  Lyondell’s reportable segments include fuels, chemicals and polymers.

Millions of dollars	Fuels	Chemicals	Polymers	Total
Goodwill at January 1, 2008	$2,300	$2,697	$250	$5,247
Acquisition of Lyondell:
Adjustments to the estimated fair value of contracts	(35)	(21)	- -	(56)
Adjustments to property, plant and equipment and other assets and liabilities	- -	(3)	(6)	(9)
Adjustments to estimated income taxes	12	(44)	- -	(32)
	(23)	(68)	(6)	(97)
Goodwill at March 31, 2008	$2,277	$2,629	$244	$5,150

10.           Accounts Payable

Accounts payable at March 31, 2008 and December 31, 2007 included liabilities in the amounts of $13 million and $17 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.           Long-Term Debt

Lyondell’s long-term debt includes credit facilities and debt obligations maintained by Lyondell’s wholly owned subsidiaries, Equistar and Millennium, and by Lyondell Chemical Company without its consolidated subsidiaries (“LCC”).

Loans, notes, debentures and other long-term debt due to banks and other unrelated parties consisted of the following:

Millions of dollars	March 31, 2008	December 31, 2007
Bank credit facilities:
LCC senior secured credit facility:
Term loan A due 2013	$1,482	$1,500
Term loan B due 2014 ($72 million of discount)	7,459	7,475
$1,000 million revolving credit facility	- -	- -
Lyondell $1,000 million inventory-based credit facility	230	100

LCC notes and debentures:
Debentures due 2010, 10.25% ($4 million of premium)	104	104
Debentures due 2020, 9.8% ($3 million of discount)	222	222
Senior Unsecured Notes due 2014, 8%	- -	3
Senior Unsecured Notes due 2016, 8.25%	- -	1

Equistar notes and debentures:
Senior Notes due 2008, 10.125%	- -	8
Senior Notes due 2011, 10.625%	- -	4
Debentures due 2026, 7.55% ($21 million of discount)	129	129
Notes due 2009, 8.75%	- -	15

Millennium notes and debentures:
Senior Debentures due 2026, 7.625% ($71 million of discount)	170	170
Convertible Senior Debentures due 2023, 4%	- -	158
Other debt	2	- -
Total	9,798	9,889
Less current maturities	(375)	(435)
Long-term debt – banks and other unrelated parties	$9,423	$9,454

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.           Long-Term Debt – (Continued)

On March 27, 2008, LyondellBasell Industries entered into a new senior unsecured $750 million, eighteen-month revolving credit facility, which may be extended by mutual agreement of the parties.  Lyondell and a subsidiary of the Basell Group are borrowers under the facility.  The $750 million revolving credit facility is in addition to the existing credit facilities available to LyondellBasell Industries, and is provided by Access Industries Holdings, LLC, an affiliate of Access Industries, which indirectly owns LyondellBasell Industries.  The revolving credit facility has substantially the same terms as the Senior Secured Credit Facility, except that it is unsecured and is not guaranteed by the subsidiaries of LyondellBasell Industries.

As of March 31, 2008, there were no borrowings outstanding under the facility.  At each borrower's option, loans under the revolving credit facility bear interest, until the first full fiscal quarter commencing on or after June 30, 2008, at rates equal to LIBOR plus 6% or the higher of the (i) federal funds rate plus 0.5% and (ii) the prime rate, plus, in each case, 5%. Thereafter, interest rates will be adjusted, from time to time, based upon the First Lien Senior Secured Leverage Ratio as calculated at such time.

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

In April 2008, LyondellBasell Industries amended and restated its Senior Secured Credit Facility, Senior Secured Interim Loan and its Senior Secured Inventory-Based Credit Facility.  For additional information, see Note 18.

During the first quarter 2008, Lyondell made quarterly amortization payments of $18 million and $19 million, respectively, on term loans A and B of the Senior Secured Credit Facility and repaid the remaining $31 million principal amount due under notes that were called in 2007 but were not tendered until the first quarter 2008, and paid premiums totaling $2 million.  Also in the first quarter 2008, Lyondell repaid the $158 million related to Millennium’s 4% convertible debentures.

Current maturities of long-term debt at March 31, 2008 included $69 million of Term Loan A due 2013, $76 million of Term Loan B due 2014, and $230 million of LCC’s $1,000 million inventory-based credit facility.  At December 31, 2007, current maturities of long-term debt included the annual amortization of $71 million and $75 million, respectively, for Lyondell’s term loans A and B, $100 million principal amount outstanding under Lyondell’s inventory-based credit facility, $158 million of Millennium’s 4% Senior Convertible Debentures and $31 million of untendered debt that was called in paid in the first quarter 2008.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.           Long-Term Debt – (Continued)

Amortization of debt discounts and debt issuance costs resulted in expenses of $51 million and $4 million for the three-month periods ended March 31, 2008 and 2007, respectively, that were included in interest expense in the Consolidated Statements of Income.  The increase is due primarily to the debt LyondellBasell Industries incurred in relation to the acquisition of Lyondell.

12.           Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components for the three months ended March 31:

	Successor			Predecessor
	2008			2007
Millions of dollars	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$12	$	- -	$13	$2
Interest cost	22		1	23	3
Recognized return on plan assets	(27)		(1)	(25)	(3)
Amortization	- -		- -	4	- -
Net periodic pension benefit cost	$7	$	- -	$15	$2

Net periodic other postretirement benefits, which are provided to U.S. employees, included the following cost components for the three months ended March 31:

	Successor	Predecessor
Millions of dollars	2008	2007
Service cost	$1	$1
Interest cost	4	4
Amortization	- -	(2)
Net periodic benefit cost	$5	$3

13.           Income Taxes

Lyondell’s operations are included in the consolidated U.S. Federal income tax return of LyondellBasell Finance Company (“Finance Company”), a U.S. subsidiary of LyondellBasell Industries.  The U.S. federal income tax allocated to Lyondell is substantially the same as it would have been had Lyondell not been included in Finance Company’s consolidated U.S. income tax return, but filed a separate return, except that any interest expense related to debt recorded by Lyondell that was incurred by other subsidiaries of LyondellBasell Industries in the acquisition of Lyondell, but for which Lyondell is not the primary obligor, is treated as deductible interest expense of Lyondell.  Any resulting receivable or payable is settled with Finance Company.  The same principles apply to tax sharing for unitary, consolidated and combined state income taxes.

The estimated annual effective income tax rate for first quarter 2008 was 33% compared to 35% in the first quarter 2007.  The lower estimated annual effective income tax rate for 2008 primarily reflects the effects of the domestic manufacturing deduction under the American Jobs Creation Act of 2004.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.           Commitments and Contingencies

Environmental Remediation—Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $206 million and $207 million as of March 31, 2008 and December 31, 2007, respectively.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Lyondell’s accrued environmental liability for the three months ended March 31:

	Successor	Predecessor
Millions of dollars	2008	2007
Balance at January 1	$207	$176
Additional provisions	- -	1
Amounts paid	(3)	(3)
Adjustments to purchase price allocation	2	- -
Balance at March 31	$206	$174

The liabilities for individual sites range from less than $1 million to $144 million.  The $144 million liability relates to the Kalamazoo River Superfund Site.

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

In 2004, Lyondell recognized a liability representing the Millennium subsidiary’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.           Commitments and Contingencies – (Continued)

At the end of 2001, the U.S. Environmental Protection Agency (“EPA”) took lead responsibility for the river portion of the site at the request of the State of Michigan.  In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River.  As these discussions have continued, management has obtained new information about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river, and has been able to reasonably estimate anticipated costs for certain other segments of river, based in part on experience to date with the remedy currently being applied to the one portion of the river.  As a result, management can reasonably estimate the probable spending for remediation of three segments of the river, which has been accrued as of March 31, 2008.  Management’s best estimates for costs relating to other segments of the river, which may remain uncertain for the foreseeable future, also have been accrued, based on the KRSG study.

As of March 31, 2008, the probable additional future remediation spending associated with the river cannot be determined with certainty, but the amounts accrued are believed to be the current best estimate of future costs, based on information currently available.  At March 31, 2008, the balance of the liability related to the river was $97 million.

In addition Lyondell has recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At March 31, 2008, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedies selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

The balance, at March 31, 2008, of Lyondell remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $36 million.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.           Commitments and Contingencies – (Continued)

One legal proceeding relating to lead pigment or paint was tried in 2002.  On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked.  The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.”  The re-trial of this case began on November 1, 2005.  On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings, LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance.  On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages.  On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including the Millennium subsidiary, for a mistrial or a new trial.  The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.  On March 16, 2007, the court entered a final judgment on the jury’s verdict.  On March 20, 2007, the Millennium subsidiary and the other defendants filed a notice of appeal with the Rhode Island Supreme Court.  On December 18, 2007, the trial court appointed two special masters to serve as “examiners” and to assist the trial court in the proposed abatement proceedings.

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

Indemnification—Lyondell and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures.  For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering and in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc.  Pursuant to these arrangements, Lyondell and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions.  These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation.  As of March 31, 2008, Lyondell has not accrued any significant amounts for such indemnification obligations, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell.  Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

15.           Stockholder’s Equity

Additional paid in capital was $473 million and $507 million as of March 31, 2008 and December 31, 2007, respectively.  The $34 million decrease was due primarily to adjustments of the Lyondell purchase price, which reduced LyondellBasell Industries’ investment in Lyondell.

The tax benefits of stock options exercised during the three months ended March 31, 2007 were $15 million.

16.           Comprehensive Income (Loss)

The components of comprehensive income were as follows:
	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007
Net income (loss)	$(221)	$19
Other comprehensive income:
Continuing operations – foreign currency translation, net of tax of $- - million and $3 million, respectively	52	17
Discontinued operations – foreign currency translation	- -	9
Total other comprehensive income	52	26
Comprehensive income (loss)	$(169)	$45

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.           Segment and Related Information

At the time of the acquisition of Lyondell by LyondellBasell Industries, the Company established new business segments through which its operations are managed as part of LyondellBasell Industries.  Lyondell’s operations are primarily in three of these segments:

•
Fuels, primarily manufacturing and marketing of refined petroleum products, including gasoline, ultra low sulfur diesel, jet fuel, lubricants (“lube oils”), aromatics, and gasoline blending components, such as methyl tertiary butyl ether (“MTBE”), ethyl tertiary butyl ether (“ETBE”) and alkylate;

•
Chemicals, primarily manufacturing and marketing of ethylene; its co-products, including propylene, butadiene and aromatics; ethylene derivatives, including ethylene oxide (“EO”), ethylene glycol, and other EO derivatives, as well as ethanol; acetyls, including vinyl acetate monomer, acetic acid and methanol; PO; PO co-products, including styrene and tertiary butyl alcohol (“TBA”), TBA derivative isobutylene; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; TDI and fragrance and flavors chemicals; and

•	Polymers, including manufacturing and marketing of polyethylene, including high density polyethylene, low density polyethylene and linear low density polyethylene, and polypropylene.

Segment operating results reported to management reflect cost of sales determined under the FIFO method of accounting for inventory.  These FIFO-basis operating results are reconciled to LIFO-basis operating results in the following table.  Sales between segments are made primarily at prices approximating prevailing market prices, with the exception of sales of MTBE and ETBE sourced from PO co-products, representing approximately 75% of MTBE/ETBE capacity, which are sold by the chemicals segment to the fuels segment at a formula-based cost.

On May 15, 2007, Lyondell completed the sale of it’s worldwide inorganic chemicals business (see Note 4) and substantially all of the inorganic chemicals segment was reclassified as a discontinued operation.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.           Segment and Related Information - (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the three months ended:

Millions of dollars	Fuels	Chemicals	Polymers	Other		Total

Successor
March 31, 2008
Sales and other
operating revenues:
Customer	$3,659	$3,653	$939	$	- -	$8,251
Intersegment	46	324	- -		(981)	(611)
	3,705	3,977	939		(981)	7,640

Segment operating income (loss)	241	(62)	(19)		(54)	106
Adjustment to LIFO basis						(60)
Operating income						46
Loss from equity investments	- -	(2)	- -		- -	(2)

Predecessor
March 31, 2007
Sales and other
operating revenues:
Customer	$2,148	$2,801	$810		$30	$5,789
Intersegment	193	494	- -		(687)	- -
	2,341	3,295	810		(657)	5,789

Segment operating income (loss)	78	165	16		10	269
Adjustment to LIFO basis						(90)
Operating income						179
Income from equity investments	- -	2	- -		- -	2

Sales and other operating revenues and operating income in the “Other” column above include elimination of intersegment transactions and businesses that are not reportable segments.  First quarter 2007 segment information presented above has been reclassified to conform with the new business segments created during the acquisition of Lyondell by LyondellBasell Industries.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.           Subsequent Event

Under the terms of the financing for the Lyondell acquisition, the joint lead arrangers retained the right to flex certain provisions of the financing, including pricing and the reallocation and retranching of the Term Loans.  Effective April 30, 2008, the joint lead arrangers exercised the price flex provisions and retranched the Tranche B Term Loans.  Upon exercise of the flex rights, the Senior Secured Credit Facility was amended to (i) convert each of the U.S. Tranche B Dollar Term Loan and the German Tranche B Euro Term Loan into three separate tranches, some of which tranches are subject to a prepayment penalty, and (ii) increase interest rates and fee rates by 0.5%.

In conjunction with the exercise by the joint lead arrangers of their flex rights, additional amendments were made to each of the Senior Secured Credit Facility, Senior Secured Interim Loan, Senior Secured Inventory-Based Credit Facility and Accounts Receivable Securitization Facility.  The amendments to the Senior Secured Credit Facility, Senior Secured Interim Loan and Senior Secured Inventory-Based Credit Facility were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

The Senior Secured Credit Facility was amended to (1) establish a LIBOR floor of 3.25% on the U.S. Tranche B Dollar Term Loan, (2) modify certain debt covenants, including increasing a general debt basket from $750 million to $1 billion, eliminating an interest rate hedging requirement, increasing the asset backed facility basket by $500 million, and adding a covenant prohibiting reduction of aggregate commitments under the Revolving Credit Facility with Access Industries before its initial maturity, (3) set EBITDA at specific levels for the last three quarters of 2007, and (4) make other changes, including technical and typographical corrections.

Each of the Senior Secured Interim Loan, the Senior Secured Inventory-Based Credit Facility and the Accounts Receivable Securitization Facility were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

Under the terms of the Senior Secured Inventory-Based Credit Facility, as amended, Lyondell could elect to increase commitments under the facility by up to an aggregate $1.1 billion.  Effective April 30, 2008, Lyondell exercised the option to increase the facility by $600 million and, as a result, aggregate commitments under the facility increased from $1 billion to $1.6 billion.  Concurrent with the exercise of the increase in commitments, Lyondell Chemical Company became a lien grantor and added the following as collateral: (i) a first priority pledge of all equity interests owned by Lyondell Chemical Company in, and all indebtedness owed to it by, LyondellBasell Receivables I, LLC (the seller under the Accounts Receivable Securitization Facility) and (ii) a first priority security interest in all accounts receivable, inventory and related assets owned by Lyondell Chemical Company, subject to customary exceptions.

With respect to the LIBOR interest rate floor provision, the Company is evaluating the final terms to determine the appropriate accounting, during the second quarter of 2008, for the estimated value of such agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Lyondell Chemical Company, together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), and the notes thereto contained elsewhere in this report.  References to “LCC” are to Lyondell Chemical Company without its consolidated subsidiaries.

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2008 operating results to fourth quarter 2007 operating results.  Lyondell’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

The consolidated statement of income for the three months ended March 31, 2008 reflects post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial information presents separately the period prior to the acquisition (“Predecessor”) and the period after the acquisition (“Successor”).

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

ACQUISITION

On December 20, 2007, Basell AF S.C.A. (“Basell”) indirectly acquired the outstanding common shares of Lyondell.  As a result, Lyondell became an indirect wholly owned subsidiary of Basell, and Basell was renamed LyondellBasell Industries AF S.C.A. (together with its consolidated subsidiaries, “LyondellBasell Industries” and without Lyondell, the “Basell Group”).

OVERVIEW

General—Lyondell is a refiner of heavy, high sulfur crude oil, a significant producer of gasoline blending components, a manufacturer of chemicals and a North American manufacturer of plastics.  As a result of the acquisition by LyondellBasell Industries, Lyondell reassessed segment reporting based on the current management structure, including the impact of the integration of Lyondell’s businesses into the LyondellBasell Industries’ portfolio of businesses.  Based on this analysis, Lyondell concluded that management is focused on the chemicals segment, the polymers segment and the fuels segment.  See “Segment Analysis” below for a description of the segments.

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business in a transaction valued at $1.3 billion, including the acquisition of working capital and assumption of certain liabilities directly related to the business.  As a result, the inorganic chemicals business segment was reported as a discontinued operation in 2007.  Unless otherwise indicated, the following discussion of Lyondell’s operating results relates only to Lyondell’s continuing operations.

In the first quarter 2008, compared to the first quarter 2007, heavy crude refining margins benefited from strong demand for diesel and jet fuel and the cost difference between light crude oil and heavy crude oil, while margins for fuels products, such as MTBE and ETBE, benefited from high gasoline prices.  Record high prices for crude oil and high prices for natural gas liquids contributed to higher raw material costs for chemical producers, putting pressure on chemical product margins, particularly ethylene.  Chemicals and polymers markets generally continued to experience favorable supply and demand conditions despite weakening demand in the U.S.

Lyondell’s first quarter 2008 results, compared to the first quarter 2007, primarily reflected the negative effects of lower product margins in the chemicals segment, as higher sales prices failed to keep up with higher raw material costs.  Lower polymers segment operating results primarily reflected the effects of lower sales volumes and higher raw material costs, which were partially offset by price increases.  These negative effects were partially offset by higher earnings in the fuels segment.  Additionally, as a result of the acquisition, higher debt levels resulted in a $224million increase in net interest expense.

RESULTS OF OPERATIONS

Revenues—Lyondell’s revenues of $7,640 million in the first quarter 2008 were 32% higher compared to revenues of $5,789 million in the first quarter 2007, due to higher average sales prices across all business segments and particularly in the fuels segment.  Concurrent with the acquisition by LyondellBasell Industries, Lyondell sold certain of its non-U.S. subsidiaries to other subsidiaries of the Basell Group.  Sales of these subsidiaries for the quarter ending March 31, 2007 were $574 million.

Cost of Sales—Lyondell’s cost of sales of $7,467 million in the first quarter 2008 was 37% higher compared to $5,442 million in the first quarter 2007.  Cost of sales increases in the first quarter 2008 are primarily due to escalation in raw material costs across all product lines.  Lyondell’s first quarter 2007 cost of sales included a $62 million charge related to commercial arrangements associated with the 2005 shutdown of Lyondell’s Lake Charles TDI facility.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $110 million in the first quarter 2008 compared to $150 million in the first quarter 2007.  The $40 million decrease was primarily due to $38 million in lower bonus and long-term incentive expense. The effect of the sale of certain non-U.S. subsidiaries to LyondellBasell Industries in the acquisition was substantially offset by higher legal expenses and a loss on the sale of accounts receivable.

Operating Income—Lyondell had operating income of $46 million in the first quarter 2008 and $179 million in the first quarter 2007.  The decrease was primarily attributable to lower product margins resulting in lower operating results for Lyondell’s chemicals and polymers segments.  Operating results for each of Lyondell’s business segments are reviewed further in the “Segment Analysis” section below.

Interest Expense—Interest expense was $421 million in the first quarter 2008 and $179 million in the first quarter 2007.  In the first quarter 2008, Lyondell had $193 million of interest expense with related parties and $228 million of interest expense with third parties.  The increase in interest expense was attributable to an approximately $10.4 billion increase in debt since March 31, 2007 primarily as a result of the acquisition of Lyondell by LyondellBasell Industries.

Other Income (Expense), Net—Lyondell had other income, net, of $23 million in the first quarter 2008 compared to $2 million in the first quarter 2007. The first quarter 2008 included $34 million of royalty and service revenues from the subsidiaries sold on December 20, 2007 partially offset by an increased foreign exchange loss.

Income Tax—The estimated annual effective income tax rate for first quarter 2008 was 33% compared to 35% in the first quarter 2007.  The estimated annual effective income tax rate for 2008 primarily reflects the effects of the domestic manufacturing deduction under the American Jobs Creation Act of 2004.

Income (Loss) from Continuing Operations—Lyondell’s loss from continuing operations was $221 million in the first quarter 2008 compared to income of $6 million in the first quarter 2007.  The following table summarizes the major components contributing to income (loss) from continuing operations.

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007
Operating income (loss) of:
Fuels segment	$241	$78
Chemicals segment	(62)	165
Polymers segment	(19)	16
Other segment	(54)	10
Other:
LIFO adjustment	(60)	(90)
Operating income	46	179
Interest expense, net	(398)	(174)
Other	21	4
Provision for (benefit from) income taxes	(110)	3
Income (loss) from continuing operations	$(221)	$6

The decrease in income from continuing operations in the first quarter 2008 compared to the first quarter 2007 was due to lower overall operating results in Lyondell’s business segments as described below under “Segment Analysis,” as well as the increase in interest expense.  Significantly higher costs of raw materials were only partially offset by higher product sales prices, contributing to the lower overall segment operating results.

First Quarter 2008 versus Fourth Quarter 2007

Lyondell had a loss from continuing operations of $221 million in the first quarter 2008 compared to $556 million in the fourth quarter 2007.  The fourth quarter 2007 included refinancing and acquisition-related costs, which included $544 million of charges related to debt prepayments and $95 million of charges related to purchased in-process research and development.  Overall operating results of the business segments declined primarily due to lower margins in the chemicals and polymers segments as sales price increases failed to offset significant increases in raw material costs.  The operating results of each segment are reviewed in the “Segment Analysis” section below.

Segment Analysis

At the time of the acquisition of Lyondell by LyondellBasell Industries, Lyondell established new business segments through which its operations are managed.  The 2007 information has been reclassified to reflect current business segments.  Lyondell’s operations are primarily in three reportable segments: fuels, chemicals and polymers.

For purposes of evaluating segment results, management reviews operating results, as presented below, determined using the FIFO method of accounting for inventory.  The following discussion is supplemental to the above “Overview” and “Results of Operations” sections, which discuss Lyondell’s consolidated operating results determined using the LIFO method of accounting for certain U.S. inventories.

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007
Sales and other operating revenues:
Fuels segment	$3,705	$2,341
Chemicals segment	3,977	3,295
Polymers segment	939	810
Other, including intersegment eliminations	(981)	(657)
Total	$7,640	$5,789

Operating income (loss):
Fuels segment	$241	$78
Chemicals segment	(62)	165
Polymers segment	(19)	16
Other, including intersegment eliminations	(54)	10
LIFO adjustment	(60)	(90)
Total	$46	$179

Fuels Segment

Overview—In its fuels segment, Lyondell produces refined petroleum products, including gasoline, ultra low sulfur diesel, jet fuel, aromatics, lubricants and gasoline blending components, such as MTBE and ethyl tertiary butyl ether (“ETBE”) and alkylate.

In the first quarter 2008, benchmark heavy crude refining margins benefited from strong demand for diesel and jet fuel and the difference between the cost of light crude oil and heavy crude oil. Benchmark margins for fuels products, such as MTBE and ETBE, benefited from high gasoline prices.

Fuels segment operating results in the first quarter 2008 were significantly higher compared to the first quarter 2007 due primarily to higher average sales prices and higher sales volumes in the first quarter 2008.  The first quarter 2007 included a major planned maintenance turnaround, which negatively impacted sales volumes and costs.  The increase was partially offset by unscheduled maintenance in the first quarter 2008 as a result of an outage of the fluid catalytic cracking unit, which restarted on April 29, 2008.

The following table sets forth the fuels segment’s sales and other operating revenues, operating income and sales volumes for refined products and certain gasoline blending components.

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007
Sales and other operating revenues	$3,705	$2,341
Operating income	241	78

Sales volumes, in millions
Gasoline blending components – MTBE/ETBE (gallons)	176	253

Thousands of barrels per day
Refined products sales volumes:
Gasoline	139	79
Diesel and heating oil	79	71
Jet fuel	19	19
Aromatics	5	6
Other refined products	115	145
Total refined products sales volumes	357	320

Crude processing rates	269	221

Market margins - $ per barrel
WTI – 2-1-1	10.00	9.28
WTI Maya	16.72	12.72
Total	26.72	22.00

Revenues—The fuels segment had revenues of $3,705 million in the first quarter 2008 compared to $2,341 million in the first quarter 2007.  The 58% increase in the first quarter 2008 compared to the first quarter 2007 was primarily due to a 12% increase in refined product sales volumes and higher average sales prices partially offset by a 30% decrease in gasoline blending components (MTBE and ETBE) sales volumes.  Total crude processing rates were 22% higher in the first quarter 2008 compared to the first quarter 2007 primarily due to the planned maintenance turnaround during the first quarter 2007, partially offset by unscheduled maintenance in the first quarter 2008.  The decrease in sales volumes of gasoline blending components was primarily due to the sale of certain of Lyondell’s non-U.S. subsidiaries to other subsidiaries of the Basell Group in late 2007.

Operating Income—The fuels segment had operating income of $241 million in the first quarter 2008 compared to $78 million in the first quarter 2007.  The increase in operating income in the first quarter 2008 was due primarily to higher margins for gasoline blending components, as well as higher sales volumes compared to the first quarter 2007.  First quarter 2007 operating income was negatively impacted by the effects of the planned maintenance turnaround.

First Quarter 2008 versus Fourth Quarter 2007

The fuels segment had operating income of $241 million in the first quarter 2008 compared to $233 million in the fourth quarter 2007.  The increase of $8 million was primarily due to higher average sales prices and higher sales volumes, partially offset by the unscheduled maintenance on Houston Refining’s fluid catalytic cracker (“FCC”) unit in March 2008.

Chemicals Segment

Overview—In its chemicals segment, Lyondell manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene; ethylene derivatives, including ethylene glycol (“EG”), ethylene oxide (“EO”) and other EO derivatives, as well as ethanol; acetyls, including vinyl acetate monomer (“VAM”), acetic acid and methanol; propylene oxide (“PO”); PO co-products, including styrene monomer (“styrene” or “SM”) and tertiary butyl alcohol (“TBA”); TBA derivative, isobutylene; PO derivatives, including propylene glycol (“PG”), propylene glycol ethers (“PGE”) and butanediol (“BDO”); toluene diisocyanate (“TDI”); and fragrance and flavors chemicals.

During the first quarter 2008, U.S. ethylene markets experienced lower profitability despite operating rates in the 90% to 95% range.  Benchmark ethylene sales prices did not increase as rapidly as raw material costs during the first quarter 2008.  As discussed below, benchmark prices of both crude oil-based liquid raw materials and natural gas liquids-based raw materials averaged higher in 2008, as crude oil prices reached record levels.  U.S. demand for ethylene decreased an estimated 1% in the first three months of 2008, compared to the same period in 2007.  During the first quarter 2008, ethylene derivatives and ethylene co-products and PO and PO derivatives generally continued to experience favorable supply and demand conditions.  Acetyls markets were particularly strong while styrene continued to be oversupplied.

During the first quarter 2008 compared to the first quarter 2007, Lyondell’s chemicals segment experienced lower profitability as sales price increases for ethylene and its co-products failed to keep up with higher average raw material costs and the $77 million unfavorable effect of selling inventories recorded at fair value as a result of the acquisition.  The impact of the lower ethylene product margins overwhelmed improvements in the underlying operating results of ethylene derivatives, which primarily reflected higher product margins.  Styrene operating results were relatively flat as higher product margins were offset by lower sales volumes.  The underlying operating results for PO and its derivatives and TDI decreased as higher raw material costs were only partially offset by higher sales volumes.  Results for the first quarter of 2007 were negatively affected by $62 million of charges related to commercial arrangements associated with the 2005 shutdown of Lyondell’s Lake Charles TDI facility.

Ethylene Raw Materials—Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for ethylene and its co-products in the chemicals segment.  Ethylene and its co-products are produced from two major raw material groups:

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

Lyondell has the ability to shift its ratio of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.  However, this ability is limited and, in the first quarter 2008, was not sufficient to offset the unprecedented differential increase in the price of liquids versus NGLs and the failure of the co-product price increases to offset this differential increase.

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
	For the three months ended March 31,
	2008	2007	Change
Crude oil – dollars per barrel	98.00	58.00	69%
Natural gas – dollars per million BTUs	8.03	6.57	22%
NWE Naphtha – dollars per barrel	93.47	61.63	52%
Weighted average cost of ethylene production – cents per pound	49.94	28.92	73%
Ethylene – cents per pound	60.50	40.00	51%
Propylene – cents per pound	59.67	43.13	38%

While the increase in natural gas prices was not as dramatic as that of crude oil, NGL prices were significantly higher during the first quarter 2008 compared to the first quarter 2007.  These increases were indicative of the pressure on Lyondell’s raw material costs, both crude oil-based and NGL-based.

The following table sets forth the chemicals segment’s sales and other operating revenues, operating income and selected product sales volumes.

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007
Sales and other operating revenues	$3,977	$3,295
Operating income (loss)	(62)	165

Sales volumes, in millions
Ethylene and derivatives (pounds)	2,877	2,912
Intersegment sales to polymers included above (pounds)	1,268	1,338
Other ethylene derivatives included above (pounds)	502	548
Ethylene co-products:
Non-aromatics (pounds)	1,843	2,025
Aromatics (gallons)	79	95
PO and derivatives (pounds)	576	868
Co-product styrene (pounds)	683	987

Revenues—Revenues of $3,977 million in the first quarter 2008 were 21% higher compared to revenues of $3,295 million in the first quarter 2007.    Revenues increased due to higher average sales prices, partially offset by the effect of lower sales volumes.

Ethylene and ethylene derivatives sales volumes in the first quarter 2008 were comparable to the first quarter 2007.  PO, PO derivatives and styrene sales volumes in the first quarter 2008 were lower compared to the first quarter 2007 primarily due to the sale of certain of Lyondell’s non-U.S. subsidiaries to other subsidiaries of the Basell Group in late 2007.  Revenues of these subsidiaries were $427 million in the first quarter 2007.

Operating Income—The chemicals segment had an operating loss of $62 million in the first quarter 2008 compared to operating income of $165 million in the first quarter 2007.  The decrease in operating income was primarily due to lower ethylene product margins reflecting higher raw material costs and the $77 million unfavorable effect of selling inventories recorded at fair value as a result of the acquisition.  The lower ethylene and PO product margins were partially offset by higher product margins of their derivatives and lower operating costs compared to the first quarter 2007.  The lower operating costs in the first quarter 2008 compared to the first quarter 2007 reflected the absence of $62 million of charges related to commercial arrangements associated with the 2005 shutdown of Lyondell’s Lake Charles TDI facility and ethylene production operating issues and related maintenance during the first quarter 2007.  The remaining decrease was due to the sale of certain of Lyondell’s non-U.S. subsidiaries to other subsidiaries of the Basell Group.  Operating income of these subsidiaries was $59 million in the first quarter 2007.

First Quarter 2008 versus Fourth Quarter 2007

The chemicals segment first quarter 2008 operating loss of $62 million compares to operating income of $111 million in the fourth quarter 2007.  Higher raw material costs, primarily due to the effects of higher crude oil prices in the first quarter 2008 compared to the fourth quarter 2007, had a negative impact on operating income during the first quarter 2008.  Sales volumes for ethylene and ethylene derivatives increased 10%, while volumes for PO and PO derivatives decreased 27% compared to the fourth quarter 2007.

Polymers Segment

Overview—The polymers segment includes polyethylene, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), and polypropylene.

U.S. markets experienced weaker domestic growth that was partly offset by continued strong export demand as a result of the weak U.S. dollar.

First quarter 2008 polymers segment operating results reflected a $24 million unfavorable effect from selling inventories that were recorded at fair value as a result of the acquisition.

The following table sets forth the polymer segment’s sales and other operating revenues, operating income, product sales volumes and average benchmark market prices for HDPE.

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007
Sales and other operating revenues	$939	$810
Operating income	(19)	16

Sales volumes, in millions
Polyethylene (pounds)	1,296	1,384
Polypropylene (pounds)	42	70

Average benchmark price
HDPE – cents per pound	85.00	64.00

Revenues—Revenues of $939 million in the first quarter 2008 were 16% higher compared to revenues of $810 million in the first quarter 2007, primarily due to higher average sales prices partially offset by the effect of 8% lower sales volumes.

Operating Income—The polymers segment had an operating loss of $19 million in the first quarter 2008 compared to operating income of $16 million in the first quarter 2007.  Profitability was $35 million lower compared to the first quarter 2007 primarily due to the effect of lower sales volumes and the $24 million unfavorable effect of selling inventories recorded at fair value in the first quarter 2008.

First Quarter 2008 versus Fourth Quarter 2007

The polymers segment had an operating loss of $19 million in the first quarter 2008 compared to operating income of $56 million in the fourth quarter 2007.  The $75 million decrease was primarily due to continuing increases in raw material prices.  Sales volumes have decreased in the first quarter 2008 compared to fourth quarter 2007.

FINANCIAL CONDITION

Operating Activities—Operating activities of continuing operations used cash of $55 million in the first quarter 2008 and $96 million in the first quarter 2007.  The $41 million change primarily reflected lower utilization of cash to fund the main components of working capital – accounts receivable and inventory, net of accounts payable – which was partly offset by the negative effect of the first quarter 2008 net loss.

Changes in the main components of working capital provided cash of $189 million in the first quarter 2008 and $32 million in the first quarter 2007.  The increased cash flow was primarily due to a $180 million decrease in accounts receivable, driven by accelerated collections of certain customer accounts receivable as a result of the Company’s use of discounts for early payment.

The use of cash indicated by changes in other, net in both periods reflects annual payments primarily of employee bonus awards and property taxes.

Investing Activities—Investing activities of continuing operations used cash of $110 million in the first quarter 2008 and $247 million in the first quarter 2007.  The $137 million decrease primarily relates to reduced capital expenditures in 2008 compared to the 2007 period, as well as $94 million of acquisition-related tax payments made in the 2007 period.  The cash used in the first quarter 2008 was primarily related to capital expenditures and advances to related parties.

The following table summarizes capital expenditures and capital-related contributions to joint ventures as well as 2008 planned capital spending for continuing operations.

		Successor	Predecessor
		For the three months ended
		March 31,
Millions of dollars	Plan 2008	2008	2007
Capital expenditures by segment:
Fuels	$205	$38	$93
Chemicals, including contributions to PO Joint Ventures	193	41	58
Polymers	22	4	2
Other	8	- -	- -
Total capital expenditures	428	$83	$153

Less:
Contributions to PO Joint Ventures	8	7	12
Consolidated capital expenditures of Lyondell’s continuing operations	$420	$76	$141

The lower first quarter 2008 capital expenditure levels compared to first quarter 2007 primarily reflected  a decrease in spending for environmental and regulatory requirements, as projects were completed or neared completion and spending to take advantage of the timing of a major planned maintenance turnaround at the Houston refinery that was performed in the first quarter 2007.

Investing activities of discontinued operations used cash of $8 million in the first quarter 2007.

Financing Activities—Financing activities of continuing operations used cash of $92 million in the first quarter 2008 and provided cash of $151 million in the first quarter 2007.  The cash used in 2008 primarily reflected the repayment of long-term debt as a result of the acquisition of Lyondell by LyondellBasell Industries.  In the first quarter 2008, Lyondell borrowed $130 million under the inventory-based credit facility.  In the first quarter 2007, Lyondell borrowed $145 million under the LCC revolving credit facility.

In 2008, Lyondell called and repaid the remaining $31 million principal amount due under notes that were not tendered in December 2007, and paid premiums totaling $2 million.  During the first quarter 2008, Lyondell also repaid $158 million related to Millennium’s 4% convertible debentures and made amortization payments totaling $37 million on term loans A and B.

On March 27, 2008, LyondellBasell Industries entered into a new senior unsecured $750 million, eighteen-month revolving credit facility, under which Lyondell and a subsidiary of the Basell Group are borrowers.  The $750 million revolving credit facility is in addition to the existing credit facilities available to LyondellBasell Industries and is provided to LyondellBasell Industries by Access Industries Holdings, LLC, an affiliate of the Access Industries, which indirectly owns LyondellBasell Industries.  The revolving credit facility has substantially the same terms as the Senior Secured Credit Facility except that it is unsecured and is not guaranteed by the subsidiaries of LyondellBasell Industries.

As of March 31, 2008, there were no borrowings outstanding under the facility.  At each borrower’s option, loans under the revolving credit facility bear interest until the first full fiscal quarter commencing on or after June 30, 2008, at rates equal to LIBOR plus 6% or the higher of the (i) federal funds rate plus 0.5% and (ii) prime rate, plus, in each case, 5%.  Thereafter, interest rates will be adjusted, from time to time, based upon the First Lien Senior Secured Leverage Ratio as calculated at such time and as further described in the revolving credit facility.

Financing activities of discontinued operations provided cash of $24 million in 2007.

Liquidity and Capital Resources—Total debt, including current maturities and short-term related party borrowings, under which Lyondell is the primary obligor was $17,692 million as of March 31, 2008.

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

In view of the interrelated nature of the credit and liquidity position of LyondellBasell Industries and its subsidiaries, and pursuant to Staff Accounting Bulletin Topic 5J of the Securities and Exchange Commission, Lyondell has recognized debt of $834 million for which it is not the primary obligor, but which it has guaranteed (the push-down debt), that was used in the acquisition of Lyondell by LyondellBasell Industries.

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

At March 31, 2008, Lyondell had cash on hand of $113 million, which included $18 million of cash held by Millennium’s continuing operations and $20 million of cash held by Equistar.  Total unused availability under various liquidity facilities available to Lyondell was $1,169 million as of March 31, 2008, after giving effect to a total minimum unused availability requirement of $100 million under the Accounts Receivable Securitization Facility and the senior secured inventory-based credit facility, and included the following:

•
$119 million under a $1,000 million senior secured multicurrency revolving credit facility, which matures in December 2013.  Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit and outstanding letters of guarantee under the credit facility, which totaled $23 million as of March 31, 2008.  Lyondell had $858 million of outstanding borrowings under the revolving credit facility at March 31, 2008.

•
$74 million under Lyondell’s $1,150 million Accounts Receivable Securitization Facility, which matures in December 2012.  The agreement currently permits the sale of up to $1,150 million of total interest in domestic accounts receivable of LCC, Equistar, and Houston Refining.  The outstanding amount of accounts receivable sold under the Accounts Receivable Securitization Facility was $1,010 million at March 31, 2008.

•
$326 million under a five-year $1,000 million senior secured inventory-based credit facility of Lyondell and a subsidiary of the Basell Group, after giving effect to the borrowing base net of $314 million of outstanding letters of credit under the inventory-based facility as of March 31, 2008.  The borrowing base is determined using a formula applied to inventory balances.  Outstanding borrowing under the inventory-based credit facility at March 31, 2008 was $360 million of which $230 million was on the part of Lyondell and $130 million was on the part of the Basell Group.

•	$750 million under the new senior unsecured eighteen-month revolving credit facility provided to LyondellBasell Industries by Access Industries Holdings, LLC.

Debt Agreement Amendments―Under the terms of the financing for the Lyondell acquisition, the joint lead arrangers retained the right to flex certain provisions of the financing, including pricing and the reallocation and retranching of the Term Loans.  Effective April 30, 2008, the joint lead arrangers exercised the price flex provisions and retranched the Tranche B Term Loans.  Upon exercise of the flex rights, the Senior Secured Credit Facility was amended to (i) convert each of the U.S. Tranche B Dollar Term Loan and the German Tranche B Euro Term Loan into three separate tranches, some of which tranches are subject to a prepayment penalty, and (ii) increase interest rates and fee rates by 0.5%.

In conjunction with the exercise by the joint lead arrangers of their flex rights, additional amendments were made to each of the Senior Secured Credit Facility, Senior Secured Interim Loan, Senior Secured Inventory-Based Credit Facility and Accounts Receivable Securitization Facility.  The amendments to the Senior Secured Credit Facility, Senior Secured Interim Loan and Senior Secured Inventory-Based Credit Facility were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

The Senior Secured Credit Facility was amended to (1) establish a LIBOR floor of 3.25% on the U.S. Tranche B Dollar Term Loan, (2) modify certain debt covenants, including increasing a general debt basket from $750 million to $1 billion, eliminating an interest rate hedging requirement, increasing the asset backed facility basket by $500 million, and adding a covenant prohibiting reduction of aggregate commitments under the Revolving Credit Facility with Access Industries before its initial maturity, (3) set EBITDA at specific levels for the last three quarters of 2007, and (4) make other changes, including technical and typographical corrections.

Each of the Senior Secured Interim Loan, the Senior Secured Inventory-Based Credit Facility and the Accounts Receivable Securitization Facility were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

Under the terms of the Senior Secured Inventory-Based Credit Facility, as amended, Lyondell could elect to increase commitments under the facility by up to an aggregate $1.1 billion.  Effective April 30, 2008, Lyondell exercised the option to increase the facility by $600 million and, as a result, aggregate commitments under the facility increased from $1 billion to $1.6 billion.  Concurrent with the exercise of the increase in commitments, Lyondell Chemical Company became a lien grantor and added the following as collateral: (i) a first priority pledge of all equity interests owned by Lyondell Chemical Company in, and all indebtedness owed to it by, LyondellBasell Receivables I, LLC (the seller under the Accounts Receivable Securitization Facility) and (ii) a first priority security interest in all accounts receivable, inventory and related assets owned by Lyondell Chemical Company, subject to customary exceptions.

With respect to the LIBOR interest rate floor provision, the Company is evaluating the final terms to determine the appropriate accounting, during the second quarter of 2008, for the estimated value of such agreement.

In May 2008, Moody’s Investors Service affirmed LyondellBasell Industries’ corporate rating at B1 and lowered its outlook for LyondellBasell Industries from stable to negative citing LyondellBasell Industries’ lower than expected operating results and the effect the current weakness in the U.S. olefins market may have on LyondellBasell Industries’ plan to substantially reduce debt.  In April 2008, Standard & Poor’s Rating Services (“S&P”) affirmed LyondellBasell Industries’ corporate rating at B+ and lowered its outlook for LyondellBasell Industries from stable to negative.  The outlook revision cited increased risks to LyondellBasell Industries in 2008, including weaker economic growth in the U.S. and Europe and a significant increase in oil prices.

In connection with the BASF Corporation lawsuit described in the “Litigation” section of Note 14 to the Consolidated Financial Statements, Lyondell posted appeal bonds, which are collateralized by a $200 million letter of credit issued under the inventory-based credit facility.

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

LCC and certain of its subsidiaries, including Equistar and Millennium, are guarantors of certain of the Basell Group’s debt, including an $8,000 million Interim Loan, 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($791 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $494 million borrowed under term loan A and €1,297 million ($2,050 million) under term loan B as well as amounts borrowed by the Basell Group under the $1,000 million revolving credit facility under which $858 million was outstanding at March 31, 2008.  The Interim Loan, together with proceeds from borrowings under the Senior Secured Credit Facility, was used to finance the acquisition.  If not repaid prior to the 12 months tenure, the Interim Loan converts to a senior secured loan in December 2008 and is due December 2015.  The Interim Loan bears interest at LIBOR plus a margin that increases by 0.5% for each three-month period beginning in June 2008.  In addition, certain subsidiaries of LCC are guarantors under the senior secured inventory-based credit facility.

LCC also guarantees $150 million of Equistar debt, consisting of the 7.55% Debentures due 2026.  The level of debt and the limitations imposed by current or future debt agreements, as further discussed below could have significant consequences on Lyondell’s business and future prospects.

LCC Debt and Accounts Receivable Securitization Facility—On December 20, 2007, Lyondell entered into a five-year $1,150 million Accounts Receivable Securitization Facility and together with other affiliates in the Basell Group entered into a Senior Secured Credit Facility and a five-year $1,000 million senior secured inventory-based credit facility.  As discussed  in "Debt Agreement Amendments" above, effective April 30, 2008, Lyondell increased the senior secured inventory-based credit facility to $1,600 million.

The Senior Secured Credit Facility, Accounts Receivable Securitization Facility, Senior Secured Inventory-Based Credit Facility and the Senior Secured Interim Loan contain restrictive covenants, including covenants that establish maximum levels of annual capital expenditures and require the maintenance of specified financial ratios by LyondellBasell Industries on a consolidated basis.  These covenants, as well as debt guarantees, are described in Note 11 to Lyondell’s Consolidated Financial Statements.  See “Effects of a Breach” below for discussion of the potential impact of a breach of these covenants.

Equistar Debt—The indenture governing Equistar’s 7.55% Notes due 2026 contains covenants that, subject to exceptions, restrict among other things, debt incurrence by subsidiaries, lien incurrence, sale and leaseback transactions and mergers.  These covenants are described in Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Millennium Debt—Millennium’s indentures contain certain covenants; however Millennium is no longer prohibited from making certain restricted payments, including dividends to Lyondell, nor is it required to maintain financial ratios as a result of the repayment in June 2007 of its 9.25% Senior Notes due 2008.  The remaining covenants are described in Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The $158 million of the 4% Convertible Senior Debentures outstanding at December 31, 2007 was paid in January 2008.

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

Off-Balance Sheet Arrangements—Lyondell’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2007.  Lyondell’s off-balance sheet arrangements did not change materially during the quarter ended March 31, 2008.

CURRENT BUSINESS OUTLOOK

Thus far, the second quarter 2008 has shown increased strength, particularly in gasoline-related product prices, with chemical product prices also displaying positive momentum.

In the fuels segment, refinery products are benefiting from improved margins, partially driven by the difference between light crude oil and the lower cost, heavy crude oil processed in the Houston refinery.  However, the refinery’s results will be impacted by the outage of the fluid catalytic cracking unit, which restarted on April 29, 2008.  Gasoline blending components, such as ETBE and MTBE, are responding to the high gasoline prices.

The chemicals segment is experiencing positive price momentum in ethylene and co-products, but high raw material costs, particularly liquids, are offsetting these gains.  Supply and demand is more balanced for ethylene derivatives in the second quarter 2008, while PO and PO derivatives continue their steady performance.

Polymers segment sales volumes are somewhat depressed due to weaker demand for polyethylene in the U.S., but U.S. export sales volumes remain strong, driven by global demand and the weak U.S. dollar.

CRITICAL ACCOUNTING POLICIES

The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the U.S.   Inherent in such policies are certain key assumptions and estimates made by management.  Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment.   Information regarding the Company’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ACCOUNTING AND REPORTING CHANGES

On April 25, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets in order to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles.  This FSP is effective for Lyondell beginning in 2009. Early adoption is prohibited.  Lyondell does not expect the application of FSP 142-3 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends and expands the disclosure requirements of SFAS 133 Accounting for Derivative Instruments and Hedging Activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 will be effective for Lyondell beginning in 2009.  Lyondell is currently evaluating the effect of SFAS No. 161 on its disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51, which establishes new accounting and disclosure requirements for noncontrolling, or minority interests, including their classification as a separate component of equity and the adjustment of net income to include amounts attributable to minority interests.  SFAS 160 also establishes new accounting standards requiring recognition of a gain or loss upon deconsolidation of a subsidiary.  SFAS No. 160 will be effective for Lyondell beginning in 2009, with earlier application prohibited.

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which requires  an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions.  SFAS No. 141 (revised 2007) will change the accounting treatment for certain specific items, including: expensing of most acquisition and restructuring costs; recording acquired contingent liabilities, in-process research and development and noncontrolling, or minority, interests at fair value; and recognizing changes in income tax valuations and uncertainties after the acquisition date as income tax expense.  SFAS No. 141 (revised 2007) also includes new disclosure requirements.  For Lyondell, SFAS No. 141 (revised 2007) will apply to business combinations with acquisition dates beginning in 2009.  Earlier adoption is prohibited.

Although certain past transactions, including the acquisition of Lyondell by LyondellBasell Industries, would have been accounted for differently under SFAS No. 160 and SFAS No. 141 (revised 2007), application of these statements in 2009 will not affect historical amounts.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items, was applicable to Lyondell effective January 1, 2008.  Lyondell has elected no to apply the fair value option to any assets of liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities until January 1, 2009.  Lyondell is currently evaluating the effect to its consolidated financial statements of prospectively applying the provisions of SFAS No. 157 to those assets and liabilities.

Implementation of the provisions of SFAS No. 157 to financial assets and liabilities beginning January 1, 2008 did not have a material effect on Lyondell’s consolidated financial statements.

Lyondell adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN No. 48, Lyondell recognized a $47 million increase in the liability related to uncertain income tax positions, which was accounted for as a $41 million increase in goodwill related to the acquisition of Millennium, a $4 million increase in deferred tax assets and a $2 million increase of the January 1, 2007 balance of retained deficit (see Note 12 to the Consolidated Financial Statements).

Item 3.  Disclosure of Market Risk

Lyondell’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2007.  Lyondell’s exposure to market risk has not changed materially in the quarter ended March 31, 2008.

Item 4.  Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the Lyondell disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2008.  Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Lyondell disclosure controls and procedures are effective.

There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter (the first quarter 2008) that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2007.  See “Item 1.  Legal Proceedings,” “Item 1A.  Risk Factors” and “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These factors are not necessarily all of the important factors that could affect Lyondell and its joint ventures.  Use caution and common sense when considering these forward-looking statements.  Lyondell does not intend to update these statements unless securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents.  These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007, except as disclosed below:

Millennium—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products.  After owning the Glidden Paints business for six months, in 1986, a predecessor of a current subsidiary of Millennium sold, through a stock sale, its Glidden Paints business.  As part of that sale, the seller and purchaser agreed to provide indemnification to each other against certain claims made during the first eight years after the sale, and the purchaser agreed to fully indemnify the seller against such claims made after the eight-year period.  With the exception of two cases, all pending lead-based paint and lead pigment litigation involving Millennium, including the Rhode Island case, were filed after the eight-year period.  Accordingly, Millennium believes that it is entitled to full indemnification from the purchaser against lead-based paint and lead pigment cases filed after the eight-year period.  The purchaser disputes that it has such an indemnification obligation, and claims that the seller must indemnify it. Millennium has not paid either a settlement or any judgment, and its indemnification claims have not been finally resolved.  On March 28, 2008, Millennium filed an action in New York Supreme Court against ICI America seeking to confirm ICI America’s indemnification obligation to Millennium.

Since the beginning of 2007, 33 cases have been dismissed either voluntarily, upon defendants’ motion, or tried to a jury verdict favorable to defendants, including Millennium.  Millennium currently remains named a defendant in 22 cases arising from Glidden’s manufacture of lead pigments.  These cases are in various stages of the litigation process.  Of the 22 cases, most seek damages for personal injury and are brought by individuals, and four of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in three states (California, Ohio and Rhode Island).

A Millennium subsidiary has been identified as a potentially responsible party (“PRP”) with respect to the Kalamazoo River Superfund Site.  The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations.  Litigation concerning the matter commenced by the State of Michigan in December 1987 was recently dismissed, although the State reserved its right to bring certain claims in the future if the issues are not resolved in the CERCLA process.  Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

Item 1A.  Risk Factors

There have been no material developments with respect to Lyondell’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007, except as disclosed below:

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

Lyondell has on-site solid-waste management units at several facilities.  It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities.  Lyondell also has liabilities under the Resource Conservation and Recovery Act and various state and non-U.S. government regulations related to several current and former plant sites.  Lyondell also is responsible for a portion of the remediation of certain off-site waste disposal facilities.  Lyondell is contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986, including the Kalamazoo River Superfund Site discussed below.  Lyondell also has been named as a potentially responsible party at several other sites.  Lyondell’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated.  Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes.  For further discussion regarding Lyondell’s environmental matters and related accruals (including those discussed in this risk factor), and environmentally-related capital expenditures, see also “Item 1. Legal Proceedings” and Note 14 to the Consolidated Financial Statements in Lyondell’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and Note 20 to the Consolidated Financial Statements, “Item 1. Business—Environmental Capital Expenditures”, “Item 3. Legal Proceedings—Environmental Matters” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental and Other Matters” in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2007.  If actual expenditures exceed the amounts accrued, that could have an adverse effect on Lyondell’s results of operations and financial position.

Kalamazoo River Superfund Site—Lyondell acquired Millennium on November 30, 2004.  A Millennium subsidiary has been identified as a Potential Responsible Party (“PRP”) with respect to the Kalamazoo River Superfund Site.  The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations.  Litigation concerning the matter commenced by the State of Michigan in December 1987 was recently dismissed, although the State reserved its right to bring certain claims in the future if the issues are not resolved in the CERCLA process.

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

In 2004, Lyondell recognized a liability representing the Millennium subsidiary’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs.

At the end of 2001, the U.S. EPA took lead responsibility for the river portion of the site at the request of the State of Michigan.  In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River.  As these discussions have continued, management has obtained new information about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river, and has been able to reasonably estimate anticipated costs for certain other segments of the river, based in part on experience to date with the remedy currently being applied to the one portion of the river.  As a result, management can reasonably estimate the probable spending for remediation of three segments of the river, which has been accrued as of March 31, 2008.  Management’s best estimates for costs relating to other segments of the river, which may remain uncertain for the foreseeable future also have been accrued, based on the KRSG study.

As of March 31, 2008, the probable additional future remediation spending associated with the river cannot be determined with certainty but the amounts accrued are believed to be the current best estimate of future costs, based on information currently available.  At March 31, 2008, the balance of the liability related to the river was $97 million.

In addition Lyondell has recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At March 31, 2008, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

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

Item 6.  Exhibits

4.12
Long Term Intercompany Loan Agreement dated as of February 22, 2008 (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

4.15	Revolving Credit Agreement dated as of March 27, 2008

4.2
Amended and Restated Senior Secured Credit Agreement Dated as of April 30, 2008 (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2008 and incorporated herein by reference)

4.3
Amended and Restated Bridge (Interim) Loan Credit Agreement Dated as of April 30, 2008 (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2008 and incorporated herein by reference)

4.5(a)
Amendment No. 1 to Senior Secured Inventory-Based Credit Agreement Dated as of April 30, 2008 (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2008 and incorporated herein by reference)

4.8(a)
Amendment No. 1 to Receivables Purchase Agreement and Undertaking Agreement Dated as of April 30, 2008 (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference)

10.22
Agreement dated January 23, 2008 between Morris Gelb and Registrant (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

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

Lyondell Chemical Company

Dated: May 15, 2008	/s/ Eberhard Faller
Eberhard Faller
Vice President, Controller and Chief Accounting Officer
(Duly Authorized and
Principal Accounting Officer)