Form 10-Q
period 2008-06-30
LYONDELL CHEMICAL CO
filed 2008-08-14
CIK 842635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                                    [✓]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares of common stock outstanding as of June 30, 2008:1,000  There is no established public trading market for the registrant’s common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the six months ended
	June 30,		June 30,
Millions of dollars	2008	2007	2008	2007

Sales and other operating revenues:
Trade	$8,938	$7,176	$16,375	$12,730
Related parties	117	192	239	349
	9,055	7,368	16,614	13,079
Operating costs and expenses:
Cost of sales	8,827	6,557	16,207	11,867
Selling, general and administrative expenses	126	190	229	339
Research and development expenses	17	19	34	37
	8,970	6,766	16,470	12,243

Operating income	85	602	144	836

Interest expense:
Related parties	(182)	- -	(375)	- -
Other	(228)	(176)	(456)	(355)
Interest income:
Related parties	21	- -	42	- -
Other	2	15	4	20
Other income (expense), net	2	(41)	(7)	(39)

Income (loss) from continuing operations before equity investments and income taxes	(300)	400	(648)	462

Income (loss) from equity investments	(1)	- -	(3)	2

Income (loss) from continuing operations before income taxes	(301)	400	(651)	464

Provision for (benefit from) income taxes	(99)	107	(216)	130

Income (loss) from continuing operations	(202)	293	(435)	334

Income (loss) from discontinued operations, net of tax	2	(117)	14	(139)

Net income (loss)	$(200)	$176	$(421)	$195

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$756	$370
Deposits with related party	453	135
Accounts receivable:
Trade, net	1,331	1,212
Related parties	76	165
Inventories	3,211	3,354
Prepaid expenses and other current assets	269	232
Note receivable from related party	181	2
Total current assets	6,277	5,470

Property, plant and equipment, net	12,559	12,504
Investments and long-term receivables:
Investment in PO joint venture	550	564
Notes receivable from related party	886	835
Other	192	187
Goodwill	5,075	5,247
Intangible assets, net	1,988	2,398
Other assets	184	187

Total assets	$27,711	$27,392

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	June 30, 2008	December 31, 2007

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,261	$435
Related party borrowings	740	717
Accounts payable:
Trade	2,731	2,287
Related parties	48	132
Accrued liabilities	505	726
Deferred income taxes	580	431
Total current liabilities	5,865	4,728

Long-term debt:
Banks and other unrelated parties	9,391	9,454
Related parties	8,000	8,000
Other liabilities	840	827
Deferred income taxes	3,528	3,884
Commitments and contingencies
Minority interests	109	126
Stockholder’s equity (deficit):
Common stock, $1.00 par value, 1,000 shares authorized and issued at June 30, 2008 and December 31, 2007	- -	- -
Additional paid-in capital	459	507
Accumulated deficit	(529)	(144)
Accumulated other comprehensive income	48	10
Total stockholder’s equity (deficit)	(22)	373

Total liabilities and stockholder’s equity	$27,711	$27,392

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the six months ended
	June 30,
Millions of dollars	2008	2007

Cash flows from operating activities:
Net income (loss)	$(421)	$195
(Income) loss from discontinued operations, net of tax	(14)	139
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	665	439
Push-down debt interest	115	- -
Deferred income taxes	(239)	140
Debt prepayment premiums and charges	2	43
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(12)	(350)
Inventories	156	(13)
Accounts payable	356	376
Other, net	(226)	(308)
Net cash provided by operating activities – continuing operations	382	661
Net cash provided by (used in) operating activities – discontinued operations	14	(170)
Net cash provided by operating activities	396	491
Cash flows from investing activities:
Expenditures for property, plant and equipment	(178)	(242)
Advances under related party loan agreements	(548)	- -
Payments to discontinued operations	- -	(97)
Reimbursement of acquisition-related tax payments	- -	(94)
Contributions and advances to affiliates	(6)	(26)
Other	20	13
Net cash used in investing activities – continuing operations	(712)	(446)
Net proceeds from sale of discontinued operations before required repayment of debt	- -	1,089
Other net cash provided by investing activities – discontinued operations	- -	82
Net cash provided by (used in) investing activities	(712)	725
Cash flows from financing activities:
Net borrowings under revolving credit facility	1,017	- -
Repayment of long-term debt	(262)	(1,319)
Issuance of long-term debt	1	510
Proceeds from loan agreements with related parties	2	- -
Dividends paid	- -	(114)
Proceeds from and tax benefits of stock option exercises	- -	77
Other, net	(56)	20
Net cash provided by (used in) financing activities – continuing operations	702	(826)
Debt required to be repaid upon sale of discontinued operations	- -	(99)
Other net cash provided by financing activities – discontinued operations	- -	23
Net cash provided by (used in) financing activities	702	(902)
Effect of exchange rate changes on cash	- -	2
Increase in cash and cash equivalents	386	316
Cash and cash equivalents at beginning of period	370	446
Cash and cash equivalents at end of period	$756	$762

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

On December 20, 2007, LyondellBasell Industries AF S.C.A. (formerly known as Basell AF S.C.A.) indirectly acquired all of the shares of Lyondell common stock.  As a result, Lyondell is now an indirect wholly owned subsidiary of LyondellBasell Industries AF S.C.A. (together with its consolidated subsidiaries, “LyondellBasell Industries,” and without Lyondell, the “Basell Group”).  See Note 3. Concurrent with the acquisition by LyondellBasell Industries, Lyondell sold certain of its non-U.S. subsidiaries to subsidiaries of the Basell Group.

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

Also, with the new basis of accounting, Lyondell applied the accounting policies of LyondellBasell Industries.  For those U.S. inventories for which the last-in, first-out (“LIFO”) method of determining inventory costs is used for reporting for U.S. federal income taxation, the LIFO method has been adopted as LyondellBasell Industries’ accounting policy.  For all other inventories except materials and supplies, costs are determined by LyondellBasell Industries using the first-in, first-out (“FIFO”) method.  Previously, Lyondell used the LIFO method to determine costs of all inventories except materials and supplies.  Lyondell’s loss for the six months ending June 30, 2008 was reduced by $15 million (after tax), which represents the effect of the change that was not included in Lyondell’s successor period ended December 31, 2007.

The consolidated statements of income for the three and six months ended June 30, 2008 reflect post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, periods prior to the acquisition are designated “predecessor” periods, and those subsequent to the acquisition are designated “successor” periods.

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

In July 2008, Lyondell reached an agreement to sell its toluene diisocyanate (“TDI”) business, including production assets in Pont-du-Claix, France, related inventories, contracts, customer lists and intellectual property.  Accordingly, certain amounts previously reported in Lyondell’s consolidated statements of income and cash flows have been reclassified to present the operations of the TDI business as a discontinued operation (see Note 4).  Assets held for sale and associated liabilities are not material to the consolidated balance sheets of Lyondell.  Unless otherwise indicated, information presented in the notes to the consolidated financial statements relates only to Lyondell’s continuing operations.

2.      Accounting and Reporting Changes

On April 25, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets in order to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles.  This FSP is effective for Lyondell beginning in 2009. Early adoption is prohibited.  Lyondell does not expect the application of FSP 142-3 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 will be effective for Lyondell beginning in 2009.  Lyondell is currently evaluating the effect of SFAS No. 161 on its disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51, which establishes new accounting and disclosure requirements for noncontrolling, or minority, interests, including their classification as a separate component of equity and the adjustment of net income to include amounts attributable to minority interests.  SFAS No. 160 also establishes new accounting standards requiring recognition of a gain or loss upon deconsolidation of a subsidiary.  SFAS No. 160 will be effective for Lyondell beginning in 2009, with earlier application prohibited.

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

Lyondell adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN No. 48, Lyondell recognized a $47 million increase in the liability related to uncertain income tax positions, which was accounted for as a $41 million increase in goodwill related to the acquisition of Millennium Chemicals, Inc. (together with its consolidated subsidiaries, “Millennium”), a $4 million increase in deferred tax assets and a $2 million increase of the January 1, 2007 balance of retained deficit.

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

The goodwill resulting from the acquisition is not deductible for tax purposes.  The purchase price allocations used in the preparation of the June 30, 2008 and December 31, 2007 financial statements are preliminary due to the continuing analyses relating to the determination of the fair values of the assets and liabilities acquired.  Based upon additional information received to date, the fair values of the assets and liabilities acquired were adjusted during the six month period ended June 30, 2008.  The adjustments and their effect on goodwill for the six month period ended June 30, 2008 are summarized in Note 9.  Any further changes to the estimates of fair value of net assets acquired would result in additional adjustments to assets and liabilities and corresponding adjustments to goodwill.  Management does not expect the finalization of these matters to have a material effect on the allocation.

4.      Discontinued Operations

In July 2008, Lyondell reached an agreement to sell its TDI business, including production assets in Pont-du-Claix, France, related inventories, contracts, customer lists and intellectual property.  The transaction is expected to close in the third quarter of 2008.  As indicated above, the operations of the TDI business are presented as discontinued operations in the consolidated financial statements of income and cash flows.

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

Amounts included in income (loss) from discontinued operations are summarized as follows:

	Successor		Predecessor
	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Six months ended June 30,
Millions of dollars	2008	2008	2007	2007
Sales and other operating revenues	$95	$203	$295	$706
Loss on sale of discontinued operation	$ - -	$ - -	$(21)	$(21)
Other income (loss) from discontinued operations	10	29	(5)	(41)
Provision for income taxes	8	15	91	77
Income (loss) from discontinued operations, net of tax	$2	$14	$(117)	$(139)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.      Discontinued Operations – (Continued)

Lyondell ceased production of TDI at the Lake Charles, Louisiana TDI plant in the third quarter of 2005. Other income (loss) from discontinued operations for the first six months of 2007 reflected charges of $64 million, before tax, relating to resolution of commercial arrangements associated with the facility under which payments will be made over the next four years.

The provision for income taxes in the three and six months ended June 30, 2007 primarily reflected the unfavorable effect of capital losses, the potential benefits of which were not expected to be available to Lyondell within the expiration period of such benefits.  Income taxes payable related to the sale were $88 million.

5.      Related Party Transactions

Notes Receivable from Subsidiaries of the Basell Group—On June 30, 2008, Lyondell and the Basell Group amended an existing loan agreement entered into on January 1, 2001 by Lyondell and one of the non-U.S. subsidiaries sold to the Basell Group as part of the December 20, 2007 LyondellBasell Industries acquisition of Lyondell.  The loan agreement, which is payable upon demand, was amended to increase the amount of the agreement from $100 million to $250 million.  Advances under this loan agreement bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 375 basis points and is due quarterly.  At June 30, 2008, the balance of loans outstanding under this agreement was $181 million.

Also on June 30, 2008, Lyondell received a promissory note from and advanced $51 million to the Basell Group under a loan agreement, which permits the Basell Group to borrow up to $100 million from Lyondell.  Notes under this loan agreement, which mature on June 30, 2013, bear interest at LIBOR plus 400 basis points.  Interest, which is due quarterly, will automatically be added to principal if unpaid at the “Interest Payment Date”, as defined, and such unpaid interest will constitute an advance under the loan.  The balance of the note outstanding at June 30, 2008 was $51 million.

Current Account Agreements with Subsidiary of the Basell Group—On February 11, 2008, Lyondell and the Basell Group entered into two unsecured current account agreements for an indefinite period, under which Lyondell may deposit excess cash balances with the Basell Group and have access to uncommitted revolving lines of credit in excess of deposits.  Deposits bear interest at the LIBOR 1 month rate minus fifteen basis points.  Borrowings under the lines of credit bear interest at the LIBOR 1 month rate plus 350 basis points.  At June 30, 2008, the balances under the two current account agreements reflected net deposits totaling $64 million, and are reflected in the Consolidated Balance Sheets as deposits with related party.

See the “New Revolving Credit Facility” and “Related Party Notes Payable” sections of Note 11 for a discussion of other related party transactions.

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

6.       Investment in PO Joint Ventures – (Continued)

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

Changes in Lyondell’s investment in the U.S. and European PO joint ventures for the six-month periods ended June 30, 2007 and 2008 are summarized as follows:

	U.S. PO	European PO	Total PO
Millions of dollars	Joint Venture	Joint Venture	Joint Ventures
Predecessor
Investment in PO joint ventures – January 1, 2007	$504	$274	$778
Cash contributions	9	17	26
Depreciation and amortization	(17)	(7)	(24)
Effect of exchange rate changes	- -	7	7

Investment in PO joint ventures – June 30, 2007	$496	$291	$787

Successor
Investment in PO joint ventures – January 1, 2008	$564
Cash contributions	6
Depreciation and amortization	(20)

Investment in PO joint venture – June 30, 2008	$550

At January 1, 2008 Lyondell’s investment in the U.S. PO Joint Venture reflects a revaluation to the value assigned to the investment in LyondellBasell Industries’ accounting for the December 20, 2007 purchase of Lyondell.

7.      Accounts Receivable

Lyondell has a $1,150 million accounts receivable securitization facility, which matures in December 2012.  Pursuant to the facility, Lyondell sells, through a wholly owned, bankruptcy-remote subsidiary, on an ongoing basis and without recourse, interests in a pool of U.S. accounts receivable to financial institutions participating in the facility.  Lyondell is responsible for servicing the receivables.  As of June 30, 2008 and December 31, 2007, the amounts of outstanding receivables sold under the facility were $920 million and $1,000 million, respectively.

The Accounts Receivable Securitization Facility was amended effective May 6, 2008 to conform to certain amendments to the Senior Secured Credit Facility and make other changes, including technical and typographical corrections (see Note 11).

Net of receivables sold, Lyondell had a trade accounts receivable balance of $1,331 million and $1,212 million as of June 30, 2008 and December 31, 2007, respectively.  These balances were net of an allowance for doubtful accounts of $9 million and $7 million at June 30, 2008 and December 31, 2007, respectively.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.      Inventories

Inventories consisted of the following components:

	June 30,	December 31,
Millions of dollars	2008	2007
Finished goods	$1,718	$1,856
Work-in-process	211	245
Raw materials	1,052	1,019
Materials and supplies	230	234
Total inventories	$3,211	$3,354

9.      Property, Plant and Equipment and Goodwill

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

	June 30,	December 31,
Millions of dollars	2008	2007
Land	$81	$82
Manufacturing facilities and equipment	12,677	12,141
Construction in progress	362	310
Total property, plant and equipment	13,120	12,533
Less accumulated depreciation	(561)	(29)
Property, plant and equipment, net	$12,559	$12,504

Depreciation and amortization expense is summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2008	2007	2008	2007
Property, plant and equipment	$283	$196	$562	$379
Investment in PO joint ventures	10	12	20	24
Patent and license costs	9	2	18	3
Software costs	2	8	5	15
Other	30	8	60	18
Total depreciation and amortization	$334	$226	$665	$439

Lyondell believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.  Lyondell continually reviews the optimal future alternatives for its facilities.  Any decision to retire one or more facilities would result in an increase in the present value of such obligations.  The liabilities that had been recognized for all asset retirement obligations were $15 million and $16 million at June 30, 2008 and December 31, 2007, respectively.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.      Property, Plant and Equipment and Goodwill – (Continued)

Based on additional information received to date, adjustments to the preliminary purchase price allocated to the fair value of assets and liabilities acquired as a result of Lyondell’s acquisition by LyondellBasell Industries resulted in a decrease in goodwill from $5,247 million at December 31, 2007 to $5,075 million at June 30, 2008.

The following table summarizes the changes to Lyondell’s goodwill during the six months ended June 30, 2008, by reportable segment.  Lyondell’s reportable segments include fuels, chemicals and polymers.

Millions of dollars	Fuels	Chemicals	Polymers	Total
Goodwill at January 1, 2008	$2,300	$2,697	$250	$5,247
Acquisition of Lyondell:
Adjustments to the estimated fair value of contracts	(48)	(85)	- -	(133)
Adjustments to property, plant and equipment and other assets and liabilities	6	7	(5)	8
Realization of deferred tax assets	- -	(35)	- -	(35)
Other adjustments to estimated income and other taxes	16	(28)	- -	(12)
	(26)	(141)	(5)	(172)
Goodwill at June 30, 2008	$2,274	$2,556	$245	$5,075

10.           Accounts Payable

Accounts payable at June 30, 2008 and December 31, 2007 included liabilities in the amounts of $15 million and $17 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.           Long-Term Debt

Lyondell’s long-term debt includes credit facilities and debt obligations maintained by Lyondell’s wholly owned subsidiaries, Equistar and Millennium, and by Lyondell Chemical Company without its consolidated subsidiaries.

Loans, notes, debentures and other long-term debt due to banks and other unrelated parties consisted of the following:

Millions of dollars	June 30, 2008	December 31, 2007
Bank credit facilities:
LCC senior secured credit facility:
Term loan A due 2013	$1,465	$1,500
Term loan B due 2014 ($69 million of discount)	7,443	7,475
$1,000 million revolving credit facility	- -	- -
Lyondell $1,600 million inventory-based credit facility	1,053	100
Accounts receivable securitization programs	64	- -

LCC notes and debentures:
Debentures due 2010, 10.25% ($4 million of premium)	104	104
Debentures due 2020, 9.8% ($3 million of discount)	222	222
Senior Unsecured Notes due 2014, 8%	- -	3
Senior Unsecured Notes due 2016, 8.25%	- -	1

Equistar notes and debentures:
Senior Notes due 2008, 10.125%	- -	8
Senior Notes due 2011, 10.625%	- -	4
Debentures due 2026, 7.55% ($21 million of discount)	129	129
Notes due 2009, 8.75%	- -	15

Millennium notes and debentures:
Senior Debentures due 2026, 7.625% ($70 million of discount)	171	170
Convertible Senior Debentures due 2023, 4%	- -	158
Other debt	1	- -

Total	10,652	9,889
Less current maturities	(1,261)	(435)

Long-term debt – banks and other unrelated parties	$9,391	$9,454

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.           Long-Term Debt – (Continued)

New Revolving Credit Facility—In March 2008, LyondellBasell Industries entered into a senior unsecured $750 million, eighteen-month revolving credit facility, which may be extended by mutual agreement of the parties.  Lyondell and a subsidiary of the Basell Group are borrowers under the facility.  The $750 million revolving credit facility is in addition to the existing credit facilities available to LyondellBasell Industries, and is provided by Access Industries Holdings, LLC, an affiliate of Access Industries, which indirectly owns LyondellBasell Industries.  The revolving credit facility has substantially the same terms as the Senior Secured Credit Facility, except that it is unsecured and is not guaranteed by the subsidiaries of LyondellBasell Industries.

As of June 30, 2008, there were no borrowings outstanding under the facility.  At each borrower's option, loans under the revolving credit facility bear interest, until the first full fiscal quarter commencing on or after June 30, 2008, at rates equal to LIBOR plus 6% or the higher of the (i) federal funds rate plus 0.5% and (ii) the prime rate, plus, in each case, 5%. Thereafter, interest rates will be adjusted, from time to time, based upon the First Lien Senior Secured Leverage Ratio as calculated at such time and as further described in the revolving credit facility.

Related Party Notes Payable—On December 20, 2007, Lyondell entered into a note payable with LyondellBasell Industries and received proceeds of $7,166 million.  The note, which matures in 2014, bears interest at the same rate as the Basell Group’s Senior Secured Interim Loan plus 0.5%.  In addition, Lyondell recognized in its financial statements $834 million of push-down debt for which Lyondell is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell.  Combined, these represent the $8,000 million of Long-term debt – Related parties in the Consolidated Balance Sheet.

Debt Agreement Amendments—Under the terms of the financing for the Lyondell acquisition, the joint lead arrangers (“JLAs”) retained the right to flex certain provisions of the financing, including pricing and the reallocation and retranching of the Term Loans.  Effective April 30, 2008, the JLAs exercised the price flex provisions and, in conjunction with the exercise, the Senior Secured Credit Facility was amended to (i) convert each of the U.S. Tranche B Dollar Term Loan and the German Tranche B Euro Term Loan into three separate tranches, some of which tranches are subject to a prepayment penalty, (ii) increase interest rates and fee rates by 0.5%, (iii) establish a LIBOR floor of 3.25% on the U.S. Tranche B Dollar Term Loan, (iv) modify certain debt covenants, including increasing a general debt basket from $750 million to $1,000 million, eliminating an interest rate hedging requirement, increasing the asset backed facility basket by $500 million, and adding a covenant prohibiting reduction of aggregate commitments under the Revolving Credit Facility with Access Industries before its initial maturity, (v) amend the calculation of Consolidated EBITDA, as defined, for the purpose of determining compliance with the debt requirements, to reflect adjustments for 2007 cost of sales in accordance with FIFO inventory accounting, and (vi) make other changes, including technical and typographical corrections.

In conjunction with the exercise by the JLAs of their flex rights, additional amendments were made to each of the Senior Secured Interim Loan, Senior Secured Inventory-Based Credit Facility, Revolving Credit Facility with Access Industries and Accounts Receivable Securitization Facility.  The amendments to the Senior Secured Interim Loan and Senior Secured Inventory-Based Credit Facility and the Revolving Credit Facility with Access Industries were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

Each of the Senior Secured Interim Loan, the Senior Secured Inventory-Based Credit Facility, the Accounts Receivable Securitization Facility and Revolving Credit Facility with Access Industries were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.           Long-Term Debt – (Continued)

Under the terms of the Senior Secured Inventory-Based Credit Facility, as amended, Lyondell could elect to increase commitments under the facility by up to an aggregate $1,100 million.  Effective April 30, 2008, Lyondell exercised the option to increase the facility by $600 million and, as a result, aggregate commitments under the facility increased from $1,000 million to $1,600 million.  Concurrent with the exercise of the increase in commitments, Lyondell Chemical Company became a lien grantor and added the following as collateral: (i) a first priority pledge of all equity interests owned by Lyondell Chemical Company in, and all indebtedness owed to it by, LyondellBasell Receivables I, LLC (the seller under the Accounts Receivable Securitization Facility) and (ii) a first priority security interest in all accounts receivable, inventory and related assets owned by Lyondell Chemical Company, subject to customary exceptions.

European Accounts Receivable Securitization Programs—LyondellBasell Industries has an accounts receivable securitization program, which provides funding up to €620 million ($979 million) to certain European subsidiaries.  In April 2008, LyondellBasell Industries obtained an amendment to the facility to add certain of its Lyondell subsidiaries as sellers under the programs.  Transfers of accounts receivable under the program do not qualify as sales, therefore the transferred accounts receivable and the proceeds through such transfers are included in trade receivables, net and current maturities of long-term debt in the consolidated balance sheet.  At June 30, 2008, the balance of accounts receivable outstanding under the program was $64 million.

Other—LCC and certain of its subsidiaries are guarantors of certain debt of the Basell Group, including an $8,000 million Senior Secured Interim Loan, 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($789 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $488 million borrowed under term loan A and €1,294 million ($2,043 million) under term loan B.  The Senior Secured Interim Loan is secured by a second priority interest over the collateral securing the Senior Secured Credit Facility.  The Senior Secured Interim Loan, together with proceeds from borrowings under the Senior Secured Credit Facility, was used to finance the acquisition of Lyondell.  If not repaid or exchanged prior to the 12 months tenure, the Senior Secured Interim Loan converts to a senior secured loan in December 2008 and is due June 2015.  The Senior Secured Interim Loan bears interest at LIBOR plus an initial margin of 4.625%, which margin increased in June 2008 to 5.125%, and increases by 0.5% for each three-month period thereafter, subject to a maximum interest rate of 12% per annum (or 12.5% in the event of certain rating declines).  Through a series of actions, the validity of which LyondellBasell Industries disputes, the JLAs have attempted to increase the applicable rate under the Senior Secured Interim Loan to 12% per annum.  Since June 20, 2008, LyondellBasell Industries has been paying 12% interest, which is approximately 4% higher than the currently applicable rate under the Senior Secured Interim Loan as at June 30, 2008, in order to avoid any allegation of default by the lenders.  LyondellBasell Industries has protested the higher rate of interest and has reserved its right to recover any such amounts based upon a determination that the JLAs’ attempt to impose a rate increase is not supported by the terms of the applicable loan documentation.

During the first six months of 2008, Lyondell made quarterly amortization payments of $35 million and $38 million, respectively, on Term Loan A and Term Loan B of the Senior Secured Credit Facility and repaid the remaining $31 million principal amount due under notes that were called in 2007 but were not tendered until the first quarter 2008, and paid premiums totaling $2 million.  Also during the first six months of 2008, Lyondell repaid the $158 million related to Millennium’s 4% convertible debentures.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.           Long-Term Debt – (Continued)

Current maturities of long-term debt at June 30, 2008 included $69 million of Term Loan A due 2013, $75 million of Term Loan B due 2014, $1,053 million of LCC’s $1,600 million Senior Secured Inventory-Based Credit Facility and $64 million outstanding under the European accounts receivable securitization program.  At December 31, 2007, current maturities of long-term debt included the annual amortization of $71 million and $75 million, respectively, for Lyondell’s Term Loan A and Term Loan B, $100 million principal amount outstanding under Lyondell’s Senior Secured Inventory-Based Credit Facility, $158 million of Millennium’s 4% Senior Convertible Debentures and $31 million of untendered debt that was called and paid in the first quarter 2008.

Amortization of debt discounts, premiums and debt issuance costs resulted in expenses of $53 million and a net credit of $4 million for the three-month periods ended June 30, 2008 and 2007, respectively, and expenses of $104 million and a net credit of $7 million for the six-month periods ended June 30, 2008 and 2007, respectively, that were included in interest expense in the Consolidated Statements of Income.  The increase is due primarily to the debt LyondellBasell Industries incurred in relation to the acquisition of Lyondell.

12.           Derivatives and Financial Instruments

Commodity Price Risk Management—Lyondell is exposed to commodity price volatility related to anticipated purchases of natural gas, crude oil and other raw materials and sales of its products.  Lyondell selectively uses commodity swap, option and futures contracts with various terms to manage the volatility related to these risks.  Such contracts are generally limited to durations of one year or less.  Cash-flow hedge accounting is normally elected for these derivative transactions; however, in some cases, when the duration of a derivative is short, hedge accounting is not elected.  When hedge accounting is not elected, the changes in fair value of these instruments are recorded in earnings.  When hedge accounting is elected, gains and losses on these instruments are deferred in accumulated other comprehensive income (“AOCI”) until the underlying transaction is recognized in earnings.

Lyondell entered into futures contracts in the first six months of 2008, with respect to sales of gasoline and heating oil.  These futures transactions were not designated as hedges, and the changes in the fair value of the futures contracts were recognized in earnings.  During the first six months of 2008, Lyondell settled futures positions of 322 million gallons and 145 million gallons, respectively, of gasoline and heating oil, which resulted in net gains of $7 million and $10 million, respectively.

At June 30, 2008, futures contracts for 23 million gallons of gasoline and heating oil in the notional amount of $83 million, maturing in July 2008, were outstanding.  The fair value, based on quoted market prices, resulted in net receivables of $2 million and $1 million, respectively, at June 30, 2008 and 2007.

Also during the first six months of 2008, Lyondell entered into commodity swaps with respect to purchases of crude oil and sales of distillates, which mature in the period from July 2008 through March 2009.  These swaps were designated as cash flow hedges.  Accordingly, changes in the fair value of these commodity swaps are deferred in AOCI until the underlying transaction occurs.  At June 30, 2008 swaps for 8 million barrels in the notional amount of $362 million were outstanding.  The fair value, based on quoted market prices, resulted in a net payable of $1 million at June 30, 2008.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.           Derivatives and Financial Instruments – (Continued)

Interest Rate Risk Management—During the second quarter 2008, Lyondell entered into interest rate swap agreements, maturing in 2013, in the notional amount of $400 million.  Quarterly settlements under those agreements will begin in September 2009.  These interest rate swaps have been designated as cash-flow hedges of the interest cash flows that will occur between September 2009 and June 2013 and effectively convert a portion of Lyondell’s variable rate, long-term debt to fixed rate debt for the period of the hedge.  The variable portion of the interest rate will be converted to a fixed rate of 4.7%.  The adjustment of the June 2008 interest rate swap agreement to fair value at June 30, 2008 was immaterial.

In July and August 2008, Lyondell entered into additional interest rate swap agreements, with similar terms, in the total notional amount of $1,000 million.

13.           Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components:

	Successor			Successor
	For the three months ended June 30, 2008			For the six months ended June 30, 2008
Millions of dollars	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$12	$	- -	$24	$	- -
Interest cost	22		- -	44		1
Recognized return on plan assets	(27)		- -	(54)		(1)
Amortization	- -		- -	- -		- -
Net periodic pension benefit cost	$7	$	- -	$14	$	- -

	Predecessor		Predecessor
	For the three months ended June 30, 2007		For the six months ended June 30, 2007
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$13	$3	$26	$5
Interest cost	21	2	44	5
Recognized return on plan assets	(23)	(3)	(48)	(6)
Amortization	1	1	5	1
Net periodic pension benefit cost	$12	$3	$27	$5

Net periodic other postretirement benefits, which are provided to U.S. employees, included the following cost components:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,		For the six months ended June 30
Millions of dollars	2008	2007	2008	2007
Service cost	$2	$2	$3	$3
Interest cost	4	3	8	7
Amortization	- -	(2)	- -	(4)
Net periodic other postretirement benefit cost	$6	$3	$11	$6

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.           Income Taxes

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

The estimated annual effective income tax rate for the first six months of 2008 was 33% compared to an estimated income tax rate of 28% used in the first six months of 2007.  The lower estimated annual effective income tax rate for the 2007 period was primarily due to a benefit from newly-enacted Texas state legislation, which allowed the carryforward of certain tax losses for state income tax purposes.

15.           Commitments and Contingencies

Commitments—Upon closing of the pending sale of Lyondell’s TDI business, Lyondell’s annual purchase obligations will decrease by the annual commitment to reimburse Rhodia for the costs of operating the TDI facility at Pont-du-Claix, France.  Using foreign currency exchange rates, market prices of raw materials and other variable cost components such as utility costs in effect at December 31, 2007, Lyondell estimated the annual purchase commitment related to the TDI business, which would have continued through 2016, at approximately $230 million.

Environmental Remediation—Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $200 million and $207 million as of June 30, 2008 and December 31, 2007, respectively.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Lyondell’s accrued environmental liability for the six-months ended June 30:

	Successor	Predecessor
Millions of dollars	2008	2007
Balance at January 1	$207	$176
Additional provisions	- -	10
Amounts paid	(9)	(5)
Adjustments to purchase price allocation	2	- -
Balance at June 30	$200	$181

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.           Commitments and Contingencies – (Continued)

The liabilities for individual sites range from less than $1 million to $140 million.  The $140 million liability relates to the Kalamazoo River Superfund Site.

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

At the end of 2001, the U.S. Environmental Protection Agency (“EPA”) took lead responsibility for the river portion of the site at the request of the State of Michigan.  In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River.  As these discussions have continued, management has obtained new information about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river, and has been able to reasonably estimate anticipated costs for certain other segments of the river, based in part on experience to date with the remedy currently being applied to the one portion of the river.  As a result, management can reasonably estimate the probable spending for remediation of three segments of the river, which has been accrued as of June 30, 2008.  Management’s best estimates for costs relating to other segments of the river, which may remain uncertain for the foreseeable future, also have been accrued, based on the KRSG study.

As of June 30, 2008, the probable additional future remediation spending associated with the river cannot be determined with certainty, but the amounts accrued are believed to be the current best estimate of future costs, based on information currently available.  At June 30, 2008, the balance of the liability related to the river was $95 million.

In addition Lyondell has recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At June 30, 2008, the balance of the liability was $45 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedies selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

The balance, at June 30, 2008, of Lyondell remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $34 million.

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

One legal proceeding relating to lead pigment or paint was tried in 2002.  On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked.  The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.”  The re-trial of this case began on November 1, 2005.  On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings, LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance.  On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages.  On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including the Millennium subsidiary, for a mistrial or a new trial.  The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.  On March 16, 2007, the court entered a final judgment on the jury’s verdict.  On March 20, 2007, the Millennium subsidiary and the other defendants filed a notice of appeal with the Rhode Island Supreme Court.  On December 18, 2007, the trial court appointed two special masters to serve as “examiners” and to assist the trial court in the proposed abatement proceedings.  On May 15, 2008, the Rhode Island Supreme Court heard oral argument on, among other things, Millennium’s appeal of the jury’s verdict in favor of the State of Rhode Island.  On July 1, 2008, the Rhode Island Supreme Court unanimously reversed the jury’s verdict and subsequent judgment against Millennium and the other defendants.  The Rhode Island Supreme Court’s verdict effectively ends this legal proceeding.

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

Indemnification—Lyondell and its subsidiaries are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures.  For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering and in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc.  Pursuant to these arrangements, Lyondell and its subsidiaries provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions.  These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation.  As of June 30, 2008, Lyondell has not accrued any significant amounts for such indemnification obligations.  Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

16.           Stockholder’s Equity

Additional paid in capital was $459 million and $507 million as of June 30, 2008 and December 31, 2007, respectively.  The $48 million decrease was primarily due to adjustments of the Lyondell purchase price, which reduced LyondellBasell Industries’ investment in Lyondell.

The tax benefits of stock options exercised during the six months ended June 30, 2007 were $19 million.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.           Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2008	2007	2008	2007
Net income (loss)	$(200)	$176	$(421)	$195
Other comprehensive income (loss), net of tax:
Continuing operations:
Foreign currency translation, net of tax	(20)	19	40	36
Derivative instruments	6	- -	(2)	- -
Amortization of actuarial and investment loss included in net periodic benefit cost	- -	1	- -	1

Discontinued operations:
Foreign currency translation	- -	8	- -	17
Sale of discontinued operations	- -	(72)	- -	(72)
Total other comprehensive income (loss)	(14)	(44)	38	(18)
Comprehensive income (loss)	$(214)	$132	$(383)	$177

18.           Segment and Related Information

At the time of the acquisition of Lyondell by LyondellBasell Industries, LyondellBasell Industries established new business segments.  Lyondell’s operations, which are managed as part of LyondellBasell Industries, are primarily in three of these segments:

•
Fuels, primarily manufacturing and marketing of refined petroleum products, including gasoline, ultra low sulfur diesel, jet fuel, aromatics, lubricants (“lube oils”), and gasoline blending components, such as methyl tertiary butyl ether (“MTBE”), ethyl tertiary butyl ether (“ETBE”) and alkylate;

•
Chemicals, primarily manufacturing and marketing of ethylene; its co-products, including propylene, butadiene and aromatics, which include benzene and toluene; ethylene derivatives, including ethylene glycol, ethylene oxide (“EO”) and other EO derivatives, as well as ethanol; acetyls, including vinyl acetate monomer, acetic acid and methanol; PO; PO co-products, including styrene and tertiary butyl alcohol (“TBA”), TBA derivative, isobutylene; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; fragrance and flavors chemicals; and

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.           Segment and Related Information - (Continued)

In July 2008, Lyondell reached an agreement to sell its TDI business, including production assets in Pont-du-Claix, France, related inventories, contracts, customer lists and intellectual property.  As a result, Lyondell’s TDI business, which was part of Lyondell’s chemicals segment, is presented as discontinued operations in Lyondell’s consolidated statements of income and cash flows (see Note 4) and therefore is excluded from the operations of the chemicals segment below.  The transaction is expected to close in the third quarter of 2008.

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business (see Note 4) and substantially all of the inorganic chemicals segment was reclassified as a discontinued operation.

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	Fuels	Chemicals	Polymers	Other		Total

Successor
For the three months ended June 30, 2008:
Sales and other operating revenues:
Customer	$4,672	$3,317	$1,066	$	- -	$9,055
Intersegment	236	800	- -		(1,036)	- -
	4,908	4,117	1,066		(1,036)	9,055

Segment operating income (loss)	521	148	(16)		41	694
Adjustment to LIFO basis						(609)
Operating income						85
Loss from equity investments	- -	(1)	- -		- -	(1)

Predecessor
For the three months ended June 30, 2007:
Sales and other operating revenues:
Customer	$3,341	$3,145	$882	$	- -	$7,368
Intersegment	246	586	- -		(832)	- -
	3,587	3,731	882		(832)	7,368

Segment operating income (loss)	572	216	20		(3)	805
Adjustment to LIFO basis						(203)
Operating income						602

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.           Segment and Related Information - (Continued)

Millions of dollars	Fuels	Chemicals	Polymers	Other		Total

Successor
For the six months ended June 30, 2008:
Sales and other operating revenues:
Customer	$8,115	$6,494	$2,005	$	- -	$16,614
Intersegment	504	1,511	- -		(2,015)	- -
	8,619	8,005	2,005		(2,015)	16,614

Segment operating income (loss)	760	104	(35)		(16)	813
Adjustment to LIFO basis						(669)
Operating income						144
Loss from equity investments	- -	(3)	- -		- -	(3)

Predecessor
For the six months ended June 30, 2007:
Sales and other operating revenues:
Customer	$5,502	$5,885	$1,692	$	- -	$13,079
Intersegment	439	1,080	- -		(1,519)	- -
	5,941	6,965	1,692		(1,519)	13,079

Segment operating income	650	437	36		7	1,130
Adjustment to LIFO basis						(294)
Operating income						836
Income from equity investments	- -	2	- -		- -	2

Sales and other operating revenues and operating income in the “Other” column above include elimination of intersegment transactions and businesses that are not reportable segments.  The 2007 segment information presented above has been reclassified to conform with the new business segments created during the acquisition of Lyondell by LyondellBasell Industries.

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

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2008 operating results to first quarter 2008 operating results.  Lyondell’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

The consolidated statement of income for the three and six months ended June 30, 2008 reflects post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial information presents separately the period prior to the acquisition (“Predecessor”) and the period after the acquisition (“Successor”).

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

OVERVIEW

General—Lyondell is a refiner of heavy, high sulfur crude oil, a significant producer of gasoline blending components, a manufacturer of chemicals and a North American manufacturer of plastics.  As a result of the acquisition by LyondellBasell Industries, Lyondell reassessed segment reporting based on the current management structure, including the impact of the integration of Lyondell’s businesses into the LyondellBasell Industries’ portfolio of businesses.  Based on this analysis, Lyondell concluded that management is focused on the fuels segment, the chemicals segment and the polymers segment.  See “Segment Analysis” below for a description of the segments.

In July 2008, Lyondell reached an agreement to sell its toluene diisocyanate (“TDI”) business, including production assets in Pont-du-Claix, France, related inventories, contracts, customer lists and intellectual property.  As a result, the TDI business, which is part of Lyondell’s chemicals segment, is reported as a discontinued operation.  The transaction is expected to close in the third quarter of 2008.

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business in a transaction valued at $1.3 billion, including the acquisition of working capital and assumption of certain liabilities directly related to the business.  As a result, the inorganic chemicals business segment was reported as a discontinued operation in 2007.

Unless otherwise indicated, the following discussion of Lyondell’s operating results exclude the TDI business and the inorganic chemicals business.

In the first six months of 2008 compared to the same period in 2007, heavy crude refining margins benefited from strong demand for diesel fuel and the cost differential between light crude oil and heavy crude oil, while margins for fuels products, such as methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”), benefited from higher gasoline prices.  Record high prices for crude oil and higher prices for natural gas liquids contributed to higher raw material costs for chemical producers, putting pressure on chemical product margins, particularly ethylene.  Chemicals and polymers markets generally continued to experience balanced supply and demand conditions with some weakening of demand.

Lyondell’s operating results for the second quarter and first six months of 2008, compared to the same periods in 2007, primarily reflected the negative effect of sales price increases failing to keep pace with significantly higher raw material costs.  In the fuels segment, operating results in the second quarter 2008 included the effects of an unplanned outage, while operating results in the first six months of 2007 included the effects of a major planned maintenance turnaround.  Additionally, as a result of the acquisition, higher debt levels resulted in an increase in net interest expense.

RESULTS OF OPERATIONS

Revenues—Lyondell’s revenues of $9,055 million in the second quarter 2008 were 23% higher compared to revenues of $7,368 million in the second quarter 2007, and revenues of $16,614 million in the first six months of 2008 were 27% higher compared to $13,079 million in the first six months of 2007, due to higher average sales prices across all business segments, particularly in the fuels segment.  Concurrent with the acquisition by LyondellBasell Industries, Lyondell sold certain of its non-U.S. subsidiaries to other subsidiaries of the Basell Group.  Sales of these subsidiaries for the quarter and six months ending June 30, 2007 were $642 million and $1,216 million, respectively.

Cost of Sales—Lyondell’s cost of sales of $8,827 million in the second quarter 2008 was 35% higher compared to $6,557 million in the second quarter 2007, and cost of sales of $16,207 million in the first six months of 2008 was 37% higher compared to $11,867 million in the first six months of 2007.  Cost of sales increases in the second quarter and the first six months of 2008 were primarily due to escalation in raw material costs across all business segments.  Cost of sales of the non-U.S. subsidiaries sold to the Basell Group was $546 million and $1,080 million, respectively for the quarter and six months ending June 30, 2007.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $126 million in the second quarter 2008 compared to $190 million in the second quarter 2007 and $229 million in the first six months of 2008 compared to $339 million in the first six months of 2007.  The decreases were primarily due to lower employee bonus and long-term incentive expense. The effect of the sale of certain non-U.S. subsidiaries to LyondellBasell Industries in the acquisition was substantially offset by higher legal expenses and higher losses on the sale of accounts receivable due to the significantly higher volume of such sales in the 2008 periods.

Operating Income—Lyondell had operating income of $85 million in the second quarter 2008 compared to $602 million in the second quarter 2007 and $144 million in the first six months of 2008 compared to $836 million in the first six months of 2007.  The decreases were primarily attributable to the effect of escalating raw material costs, particularly in the second quarter 2008.  In addition, as a result of the adjustment of Lyondell’s assets to fair value after the acquisition, depreciation and amortization expense increased $108 million and $226 million in the second quarter and first six months of 2008 compared to the same periods in 2007.  Operating income for the quarter and six months ended June 30, 2007 includes $81 million and $110 million, respectively, of operating income of the non-U.S. subsidiaries sold to the Basell Group.  Operating results are reviewed further in the “Segment Analysis” section below.

Interest Expense—Interest expense was $410 million in the second quarter 2008 compared to $176 million in the second quarter 2007 and $831 million in the first six months of 2008 compared to $355 million in the first six months of 2007.  Lyondell had related party interest expense of $182 million and $375 million, respectively, in the second quarter and first six months of 2008.  The increase in interest expense was attributable to an approximately $10.8 billion increase in debt since June 30, 2007 primarily as a result of the acquisition of Lyondell by LyondellBasell Industries.

Other Income (Expense), Net—Lyondell had other income, net, of $2 million and other expense, net $7 million, respectively, in the second quarter and first six months of 2008 and other expense, net, of $41 million and $39 million, respectively, in the second quarter and first six months of 2007. The second quarter and first six months of 2008 included royalty and service revenues from the subsidiaries sold to the Basell Group on December 20, 2007 and a foreign exchange gain.

Income Tax—The estimated annual effective income tax rate for the first six months of 2008 was 33% compared to an estimated income tax rate of 28% used in the first six months of 2007.  The lower estimated annual effective income tax rate for the 2007 period was primarily due to a benefit from newly-enacted Texas state legislation, which allowed the carryforward of certain tax losses for state income tax purposes.

Income (Loss) from Continuing Operations—The following table summarizes the major components contributing to income (loss) from continuing operations.

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the six months ended
	June 30,		June 30,
Millions of dollars	2008	2007	2008	2007
Operating income	$85	$602	$144	$836
Interest expense, net	(387)	(161)	(785)	(335)
Other, net	1	(41)	(10)	(37)
Provision for (benefit from) income taxes	(99)	107	(216)	130
Income (loss) from continuing operations	$(202)	$293	$(435)	$334

As described below under “Segment Analysis,” in the second quarter and first six months of 2008, significantly higher average costs of raw materials were only partially offset by higher average product sales prices, contributing to the lower overall operating results compared to the same periods in 2007.  In addition, higher debt levels, as a result of the acquisition, contributed to the higher interest expense.

Income from Discontinued Operations, Net of Tax—Income from discontinued operations, net of tax, was $2 million and $14 million, respectively, in the second quarter and first six months of 2008 and losses of $117 million and $139 million, respectively in the second quarter and first six months of 2007.  Product margins for the TDI business reflected higher average sales prices that more than offset higher average raw material costs in the 2008 periods.

Second Quarter 2008 versus First Quarter 2008

Lyondell had a loss from continuing operations of $202 million in the second quarter 2008 compared to a loss of $233 million in the first quarter 2008.  Overall operating results improved $31 million as the benefit of seasonally stronger fuels margins was substantially offset by the significant impact of the increases in raw material costs on non-fuels product margins.  Lyondell’s income from discontinued operations, net of tax, of $2 million in the second quarter 2008 compared to $12 million in the first quarter 2008.  The $10 million decrease primarily reflected the negative impact of unplanned maintenance.

Segment Analysis

At the time of the acquisition of Lyondell by LyondellBasell Industries, Lyondell established new business segments through which its operations are managed.  The 2007 information has been reclassified to reflect current business segments.  Lyondell’s operations are primarily in three reportable segments: fuels, chemicals and polymers.

For purposes of evaluating segment results, management reviews operating results, as presented below, determined using the first-in first-out (“FIFO”) method of accounting for inventory.  The following discussion is supplemental to the above “Overview” and “Results of Operations” sections, which discuss Lyondell’s consolidated operating results determined using the LIFO method of accounting for certain U.S. inventories.

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Millions of dollars
Sales and other operating revenues:
Fuels segment	$4,908	$3,587	$8,619	$5,941
Chemicals segment	4,117	3,731	8,005	6,965
Polymers segment	1,066	882	2,005	1,692
Other, including intersegment eliminations	(1,036)	(832)	(2,015)	(1,519)
Total	$9,055	$7,368	$16,614	$13,079

Operating income (loss):
Fuels segment	$521	$572	$760	$650
Chemicals segment	148	216	104	437
Polymers segment	(16)	20	(35)	36
Other, including intersegment eliminations	41	(3)	(16)	7
LIFO adjustment	(609)	(203)	(669)	(294)
Total	$85	$602	$144	$836

Fuels Segment

Overview—In its fuels segment, Lyondell produces refined petroleum products, including gasoline, ultra low sulfur diesel, jet fuel, aromatics, lubricants and gasoline blending components, such as MTBE and ETBE and alkylate.

In the first six months of 2008, benchmark heavy crude refining margins benefited from strong demand for diesel fuel and the differential between the cost of light crude oil and heavy crude oil. Benchmark margins for fuels products, such as MTBE and ETBE, benefited from higher gasoline prices.

Fuels segment operating results in the second quarter and first six months of 2008 compared to the same periods in 2007 reflected higher refining margins partly offset by higher utility costs attributable to higher natural gas costs.  Operating results in the 2008 periods were negatively impacted by an unplanned outage of a fluid catalytic cracker (“FCC”) unit and other operating units at Houston Refining, resulting in lost production and additional maintenance costs.  The first six months of 2007 included a major planned maintenance turnaround, which negatively impacted sales volumes and costs.

See “Financial Condition-Liquidity and Capital Resources” regarding the July 2008 incident at Houston Refining.

The following table sets forth the fuels segment’s sales and other operating revenues, operating income and sales volumes for refined products and certain gasoline blending components.

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the six months ended
	June 30,		June 30,
Millions of dollars	2008	2007	2008	2007
Sales and other operating revenues	$4,908	$3,587	$8,619	$5,941
Operating income	521	572	760	650

Sales volumes, in millions
Gasoline blending components – MTBE/ETBE (gallons)	274	319	508	572

Thousands of barrels per day
Refined products sales volumes:
Gasoline	129	136	134	108
Diesel and heating oil	91	90	85	80
Jet fuel	12	22	16	21
Aromatics	3	8	4	7
Other refined products	131	121	124	133
Total refined products sales volumes	366	377	363	349

Crude processing rates	273	273	275	247

Market margins - $ per barrel
WTI – 2-1-1	14.71	21.67	12.36	15.48
WTI Maya	20.84	9.57	18.93	11.11
Total	35.55	31.24	31.29	26.59

Revenues—The fuels segment had revenues of $4,908 million in the second quarter 2008, which were 37% higher compared to revenues of $3,587 million in the second quarter 2007, while revenues of $8,619 million in the first six months of 2008 were 45% higher compared to revenues of $5,941 million in the first six months of 2007.  The increases in the second quarter and first six months of 2008 were primarily due to the effects of higher average refined product and gasoline blending component sales prices partially offset by decreases in gasoline blending component sales volumes.  The decreases in sales volumes of gasoline blending components during the second quarter and first six months of 2008 was primarily due to the sale of certain of Lyondell’s non-U.S. subsidiaries to other subsidiaries of the Basell Group in late 2007.

Operating Income—The fuels segment had operating income of $521 million in the second quarter 2008 compared to $572 million in the second quarter 2007 and had operating income of $760 million in the first six months of 2008 compared to $650 million in the first six months 2007.  The decrease in operating income in the second quarter 2008 compared to the second quarter 2007 reflected the effects of an unplanned outage at Houston Refining’s fluid catalytic cracker (“FCC”) unit and other operational outages during the second quarter of 2008.  Higher operating income during the first six months of 2008 compared to the first six months of 2007 reflected higher margins for diesel, jet fuel and gasoline blending components and the effect of a major planned maintenance turnaround in the 2007 period, which negatively affected sales volumes and costs in that period.

Second Quarter 2008 versus First Quarter 2008

The fuels segment had operating income of $521 million in the second quarter 2008 compared to $241 million in the first quarter 2008.  The increase was primarily due to higher average sales prices and margins for refined products and gasoline blending components, partially offset by the effect of operational outages, including the FCC unit, which had a larger negative impact on the second quarter 2008 compared to the first quarter 2008.

Chemicals Segment

Overview—In its chemicals segment, Lyondell manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene; ethylene derivatives, including ethylene glycol (“EG”), ethylene oxide (“EO”) and other EO derivatives, as well as ethanol; acetyls, including vinyl acetate monomer (“VAM”), acetic acid and methanol; propylene oxide (“PO”); PO co-products, including styrene monomer (“styrene” or “SM”) and tertiary butyl alcohol (“TBA”); TBA derivative, isobutylene; PO derivatives, including propylene glycol (“PG”), propylene glycol ethers (“PGE”) and butanediol (“BDO”); and fragrance and flavors chemicals.

During the first six months of 2008 compared to the same period in 2007, U.S. ethylene producers using crude oil-based raw materials experienced lower profitability as increases in benchmark ethylene and co-product sales prices did not keep pace with rapidly rising raw material costs.  As discussed below, benchmark prices of both crude oil-based liquid raw materials and natural gas liquids-based raw materials averaged higher in the 2008 periods, with crude oil prices reaching record levels.  U.S. ethylene operating rates were in the 90% to 95% range.  Demand for ethylene decreased an estimated 5% and 3% in the second quarter 2008 and first six months of 2008, respectively, compared to the same periods in 2007.  During the first six months of 2008, ethylene derivatives and ethylene co-products and PO and PO derivatives generally continued to experience favorable supply and demand conditions, while styrene continued to be oversupplied compared to the same periods in 2007.

The chemicals segment’s operating results in the second quarter and first six months of 2008 compared to the same 2007 periods reflected the negative effects of higher raw material costs on product margins, primarily ethylene.  The operating results for the first six months of 2008 also reflected the negative effect of selling inventories recorded at fair value in the acquisition of Lyondell.

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

Lyondell has the ability to shift its ratio of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.  However, this ability is limited and, in the first six months of 2008, was not sufficient to offset the unprecedented differential increase in the price of liquids versus NGLs and the failure of the co-product price increases to offset this differential increase.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three-month periods and six-months periods, as well as benchmark U.S. sales prices for ethylene and propylene, which Lyondell produces and sells or consumes internally.  The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene

	Average Benchmark Price And Percent Change Versus Prior Year Period Average
	For the three months ended			For the six months ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Crude oil – dollars per barrel	123.90	64.87	91%	110.95	61.43	81%
Natural gas – dollars per million BTU’s	11.07	7.25	53%	9.55	6.91	38%
NWE Naphtha – dollars per barrel	110.00	74.46	48%	101.73	68.04	50%
Weighted average cost of ethylene production – cents per pound	55.46	33.79	64%	52.62	31.34	68%
Ethylene – cents per pound	65.67	44.67	47%	63.08	42.33	49%
Propylene – cents per pound	68.17	49.92	37%	63.92	46.52	37%

While the increase in natural gas prices was not as dramatic as that of crude oil, NGL prices were significantly higher during the second quarter and the first six months of 2008 compared to the second quarter and the first six months of 2007.  These increases were indicative of the pressure on Lyondell’s raw material costs, both crude oil-based and NGL-based.

The following table sets forth the chemicals segment’s sales and other operating revenues, operating income and selected product sales volumes.

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Millions of dollars
Sales and other operating revenues	$4,117	$3,731	$8,005	$6,965
Operating income	148	216	104	437

Sales volumes, in millions
Ethylene and derivatives (pounds)	2,826	3,070	5,703	5,982
Intersegment sales to polymers included above (pounds)	1,269	1,391	2,537	2,729
Other ethylene derivatives included above (pounds)	603	604	1,105	1,152
Ethylene co-products:
Non-aromatics (pounds)	1,645	2,009	3,488	4,034
Aromatics (gallons)	70	87	149	182
PO and derivatives (pounds)	539	734	1,062	1,546
Co-product styrene (pounds)	670	991	1,353	1,978

Revenues—Revenues of $4,117 million in the second quarter 2008 were 10% higher compared to revenues of $3,731 million in the second quarter 2007, while revenues of $8,005 million in the first six months of 2008 were 15% higher compared to revenues of $6,965 million in the first six months of 2007.  Revenues increased in both 2008 periods due to higher average sales prices, partially offset by the effect of lower sales volumes.

Ethylene, ethylene derivatives and ethylene co-products sales volumes in the second quarter and the first six months of 2008 were lower compared to the same periods of 2007.  The decrease in ethylene co-product sales volumes reflected a shift to NGL-based raw materials, which yield lower co-products volumes than crude-oil based raw materials.  PO, PO derivatives and styrene sales volumes in the second quarter and first six months of 2008 were lower compared to the same periods in 2007 primarily due to the sale of certain of Lyondell’s non-U.S. subsidiaries to other subsidiaries of the Basell Group in late 2007.  Revenues of these subsidiaries were $434 million and $861 million in the second quarter and the first six months of 2007, respectively.

Operating Income—The chemicals segment had operating income of $148 million in the second quarter 2008 compared to $216 million in the second quarter 2007 and operating income of $104 million in the first six months of 2008 compared to $437 million in the first six months of 2008.  The decreases in operating income were primarily due to lower ethylene product margins, reflecting significantly higher raw material costs, and lower sales volumes in the 2008 periods.  PO and derivatives product margins in the second quarter and first six months of 2008 were also lower compared to the same periods in 2007.  Operating results for the first six months of 2008 included a $77 million unfavorable effect of selling inventories that were recorded at fair value.  The lower results were also due to the sale of certain of Lyondell’s non-U.S. subsidiaries to other subsidiaries of the Basell Group.  Operating income of these subsidiaries was $47 million and $100 million in the second quarter and the first six months of 2007, respectively.

Second Quarter 2008 versus First Quarter 2008

The chemicals segment had operating income of $148 million in the second quarter 2008 compared to an operating loss of $44 million in the first quarter 2008, which included the $77 million unfavorable effect of selling inventories recorded at fair value as a result of the acquisition.  The remaining increase of $115 million reflects the effect of higher average sales prices in the second quarter 2008 as evidenced by 6% higher revenues.

Polymers Segment

Overview—The polymers segment includes polyethylene, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), and polypropylene.

During the first six months of 2008 compared to the same 2007 period, U.S. markets experienced weaker domestic demand growth that was partly offset by strong export demand as a result of the weak U.S. dollar.  Total U.S. demand for polyethylene increased an estimated 2% in the second quarter 2008 and decreased an estimated 1% in the first six months of 2008 compared to the same periods in 2007.  Polyethylene operating rates continued in the 85% to 90% range.  Higher raw material costs in the first six months of 2008 compared to the same 2007 period put pressure on polymers product margins.

Polymers segment operating results in the second quarter and first six months of 2008 compared to the same 2007 periods were negatively affected by lower product margins due to higher raw material costs.  In addition, the first six months of 2008 included an unfavorable effect from selling inventories that were recorded at fair value as a result of the Lyondell acquisition.

The following table sets forth the polymer segment’s sales and other operating revenues, operating income, product sales volumes and average benchmark market prices for HDPE.

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the six months ended
	June 30,		June 30,
Millions of dollars	2008	2007	2008	2007
Sales and other operating revenues	$1,066	$882	$2,005	$1,692
Operating income (loss)	(16)	20	(35)	36

Sales volumes, in millions
Polyethylene (pounds)	1,348	1,404	2,643	2,788
Polypropylene (pounds)	49	62	91	132

Average benchmark price
HDPE – cents per pound	91.67	69.67	88.33	66.83

Revenues—Revenues of $1,066 million in the second quarter 2008 were 21% higher compared to revenues of $882 million in the second quarter 2007, and revenues of $2,005 million in the first six months of 2008 were also 18% higher compared to $1,692 million in the first six months of 2007.  The increases in both 2008 periods reflected higher average sales prices partially offset by the effect of lower sales volumes.  Sales volumes averaged 5% lower in the second quarter 2008 compared to the second quarter 2007 and 6% lower in the first six months of 2008 compared to the first six months of 2007.

Operating Income—The polymers segment had operating losses of $16 million and $35 million in the second quarter and first six months of 2008, respectively, compared to operating income of $20 million and $36 million in the second quarter and first six months of 2007, respectively.  Lower product margins negatively affected profitability in the second quarter and first six months of 2008 as higher raw material costs more than offset the increases in average sales prices.  Operating results for the first six months of 2008 also included a $24 million unfavorable effect of selling inventories recorded at fair value.

Second Quarter 2008 versus First Quarter 2008

The polymers segment had operating losses of $16 million in the second quarter 2008 and $19 million in the first quarter 2008.  Operating results for the first quarter 2008 included the $24 million unfavorable effect of selling inventories recorded at fair value.  The remaining decrease was primarily due to continuing increases in raw material prices, partially offset by higher sales volumes in the second quarter 2008 compared to first quarter 2008.

FINANCIAL CONDITION

Operating Activities—Operating activities of continuing operations provided cash of $382 million in the first six months of 2008 compared to $661 million in the first six months of 2007.  The $279 million decrease primarily reflected significantly lower operating results in 2008 partly offset by an increase in cash provided by the main components of working capital – accounts receivable and inventory, net of accounts payable.

Changes in the main components of working capital provided cash of $500 million in the first six months of 2008 compared to $13 million in the first six months of 2007.  The main components of working capital in both periods reflected the effects of rising sales prices and raw material costs; however in the 2008 period increases in accounts receivable due to rising sales prices were offset by the benefit of accelerated collections of certain customer accounts receivable as a result of the Company’s use of discounts for early payment.  In addition, in the 2008 period inventories decreased $156 million due to the shift of raw materials used in the production of ethylene and its co-products to more NGL-based raw materials.

The use of cash indicated by changes in other, net in both periods reflects annual payments primarily of employee bonus awards and property taxes.

Investing Activities—Investing activities of continuing operations used cash of $712 million in the first six months of 2008 and $446 million in the first six months of 2007.  The $266 million increase primarily related to $548 million of advances to related parties, partially offset by reduced capital expenditures in 2008 compared to the 2007 period.  In addition, the 2007 period included $94 million of acquisition-related tax payments and $97 million of payments to discontinued operations made in the 2007 period.

The following table summarizes capital expenditures and capital-related contributions to joint ventures as well as 2008 planned capital spending.

		Successor	Predecessor
		For the six months ended
		June 30,
Millions of dollars	Plan 2008	2008	2007
Capital expenditures by segment:
Fuels	$205	$87	$132
Chemicals, including contributions to PO Joint Ventures	193	90	111
Polymers	22	7	5
Other	8	3	1
Total capital expenditures	428	187	249

Less:
Contributions to PO Joint Ventures	8	9	7
Consolidated capital expenditures	$420	$178	$242

The lower capital expenditure levels in the first six months of 2008 compared to the same 2007 period primarily reflected a decrease in spending for environmental and regulatory requirements, as projects were completed or neared completion.  In addition, the first six months of 2007 included spending at the Houston refinery to take advantage of the timing of a major planned maintenance turnaround that was performed in the first quarter 2007.

The first six months of 2007 included $1,089 million of net cash proceeds from the sale of Lyondell’s worldwide inorganic chemicals business, which were used to reduce debt.  See Note 4 to the Consolidated Financial Statements.

Investing activities of discontinued operations provided cash of $82 million in the first six months of 2007.

Financing Activities—Financing activities of continuing operations provided cash of $702 million in the first six months of 2008 and used cash of $826 million in the first six months of 2007.

In the first six months of 2008, Lyondell borrowed $953 million under the inventory-based credit facility and $64 million under LyondellBasell Industries’ European accounts receivable securitization program and made amortization payments totaling $73 million on term loans A and B.

LyondellBasell Industries has two accounts receivable securitization programs, which provide funding of up to €620 million ($979 million) and $200 million, respectively, to certain European and U.S. subsidiaries.  In April 2008, these facilities were amended to add certain Lyondell subsidiaries as sellers under these programs (see Note 11 to the Consolidated Financial Statements).

Also in the first six months of 2008, Lyondell called and repaid the remaining $31 million principal amount due under notes that were not tendered in December 2007, and paid premiums totaling $2 million and repaid $158 million related to Millennium’s 4% convertible debentures.

In addition in the first six months of 2008, Lyondell made payments totaling $45 million for fees primarily related to the debt amendments described in the “Debt Agreement Amendments” section of “Liquidity and Capital Resources” below.

In March 2008, LyondellBasell Industries entered into a senior unsecured $750 million, eighteen-month revolving credit facility, under which Lyondell and a subsidiary of the Basell Group are borrowers.  The $750 million revolving credit facility is in addition to the existing credit facilities available to LyondellBasell Industries and is provided to LyondellBasell Industries by Access Industries Holdings, LLC, an affiliate of Access Industries, which indirectly owns LyondellBasell Industries.  The revolving credit facility has substantially the same terms as the Senior Secured Credit Facility except that it is unsecured and is not guaranteed by the subsidiaries of LyondellBasell Industries.

As of June 30, 2008, there were no borrowings outstanding under the facility.  At each borrower’s option, loans under the revolving credit facility bear interest until the first full fiscal quarter commencing on or after June 30, 2008, at rates equal to London Interbank Offered Rate (“LIBOR”) plus 6% or the higher of the (i) federal funds rate plus 0.5% and (ii) prime rate, plus, in each case, 5%.  Thereafter, interest rates will be adjusted, from time to time, based upon the First Lien Senior Secured Leverage Ratio as calculated at such time and as further described in the revolving credit facility.

In the first six months of 2007, Lyondell repaid $270 million principal amount of LCC’s 11.125% Senior Secured Notes due 2012, paying a premium of $18 million.  In addition, Lyondell issued $510 million principal amount of LCC 6.875% Senior Unsecured Notes due 2017, paying debt issuance costs of $8 million, and called the outstanding $500 million principal amount of LCC’s 10.875% Senior Subordinated Notes due 2009, which were repaid in July 2007 at par.  Lyondell subsequently repaid $510 million principal amount of the 6.875% Senior Unsecured Notes due 2017 in December 2007 and paid a premium of $79 million.

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

Quarterly cash dividends of $0.225 per share of common stock were paid, totaling $114 million in the first six months of 2007.

Proceeds from the exercise of stock options and the related tax benefits of $19 million totaled $77 million in the first six months of 2007.

The repayment of debt upon the May 15, 2007 sale of the discontinued operations used cash of $99 million.  Financing activities of discontinued operations provided cash of $23 million in the first six months of 2007.

Liquidity and Capital Resources—Total debt, including current maturities and short-term related party borrowings, under which Lyondell is the primary obligor was $18,558 million as of June 30, 2008.

Lyondell’s consolidated balance sheet is levered and its available cash, access to additional capital and business and future prospects could be limited by its significant amount of debt and other financial obligations, restrictive loan covenants and the current condition of the capital markets.  Lyondell requires a significant amount of cash to service its indebtedness, and its ability to generate cash will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control.  In addition, Lyondell could be impacted by the operating performance and cash requirements of the subsidiaries of the Basell Group.

LyondellBasell Industries manages the cash and liquidity of Lyondell and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility.  The majority of the operating subsidiaries of LyondellBasell Industries, including Lyondell, have provided guarantees or collateral for the new debt of various LyondellBasell Industries subsidiaries totaling approximately $22 billion that was used primarily to acquire Lyondell.

The major credit rating agencies have assigned a corporate rating to LyondellBasell Industries as a group relevant to such borrowings.  Management believes this corporate rating is reflective of the inherent credit for Lyondell, as well as for the group as a whole.

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

Lyondell’s near-term profitability and cash flow, particularly in ethylene-related products, may continue to be impacted by the unpredictability of price movements in crude oil and other raw materials.

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

In July 2008, LyondellBasell Industries reached an agreement to sell its TDI business, including production assets in Pont-du-Claix, France, related inventories, contracts, customer lists, and intellectual property.  The transaction is expected to close in the third quarter of 2008 (see Note 4 to the Consolidated Financial Statements).

During the third quarter 2008, a planned maintenance turnaround of several units was commenced at the Houston refinery.  On July 18, 2008, a crane installed in preparation for the turnaround of a coker unit collapsed resulting in four contractor fatalities, injuries to seven other contract workers and some physical damage at the refinery, primarily to one storage tank. As a result of the incident, the coker unit will require additional downtime.  Alternative turnaround options are under evaluation with the expectation that the coker unit will remain down through the third quarter versus an original restart date in mid-September.  Work on the turnaround at the other units has been resumed.   Prior to the incident, the refinery was operating at reduced operating rates for purposes of the turnaround.  Operations continue at the scheduled reduced rates.  Investigations into the cause of the crane collapse are underway, including an inquiry by representatives of the U.S. Occupational Safety and Health Administration. A lawsuit against Lyondell has been filed..  Management believes that the cumulative impact of this incident will not have a material adverse effect on the Company’s financial statements.

In June, July and August 2008, Lyondell entered into interest rate swap agreements, maturing in 2013, for notional amounts of $400 million, $500 million and $500 million, respectively, under which Lyondell variable rate, long-term debt will effectively be converted to fixed rate debt.  For a substantial portion of the interest rate swap agreements, quarterly settlements will begin in September 2009.

At June 30, 2008, Lyondell had cash on hand of $756 million.  Total unused availability under various liquidity facilities available to Lyondell was $1,900 million as of June 30, 2008, after giving effect to a total minimum unused availability requirement of $100 million under the Accounts Receivable Securitization Facility and the Senior Secured Inventory-Based Credit Facility, and included the following:

•
$909 million under a $1,000 million Senior Secured Revolving Credit Facility, which matures in December 2013.  Availability under the revolving credit facility is reduced to the extent of outstanding borrowings by LyondellBasell Industries, including Lyondell, under the credit facility, outstanding letters of guarantee and outstanding letters of credit under the credit facility.  As of June 30, 2008, there were $91 million of letters of guarantee outstanding.   There was no outstanding borrowing under the Senior Secured Revolving Credit Facility at June 30, 2008.

•
$230 million under Lyondell’s five-year $1,150 million Accounts Receivable Securitization Facility, after giving effect to the amount of accounts receivable available for sale and outstanding amounts of accounts receivable sold.  The agreement currently permits the sale of up to $1,150 million of total interest in domestic accounts receivable of LCC, Equistar, and Houston Refining.  The outstanding amount of accounts receivable sold under the Accounts Receivable Securitization Facility was $920 million at June 30, 2008.

•
$111 million in total under a five-year $1,600 million senior secured inventory-based credit facility of Lyondell and a subsidiary of the Basell Group, after giving effect to the borrowing base net of $306 million of outstanding letters of credit under the Senior Secured Inventory-Based Credit Facility as of June 30, 2008.  The borrowing base is determined using a formula applied to inventory balances.  At June 30, 2008, the outstanding borrowing under the Senior Secured Inventory-Based Credit Facility was $1,183 million of which $1,053 million was on the part of Lyondell and $130 million was on the part of the Basell Group.

•	$750 million under the senior unsecured eighteen-month revolving credit facility provided to LyondellBasell Industries by Access Industries Holdings, LLC.

Debt Agreement Amendments—Under the terms of the financing for the Lyondell acquisition, the joint lead arrangers (“JLAs”) retained the right to flex certain provisions of the financing, including pricing and the reallocation and retranching of the Term Loans.  Effective April 30, 2008, the JLAs exercised the price flex provisions and, in conjunction with the exercise, the Senior Secured Credit Facility was amended to (i) convert each of the U.S. Tranche B Dollar Term Loan and the German Tranche B Euro Term Loan into three separate tranches, some of which tranches are subject to a prepayment penalty, (ii) increase interest rates and fee rates by 0.5%, (iii) establish a LIBOR floor of 3.25% on the U.S. Tranche B Dollar Term Loan, (iv) modify certain debt covenants, including increasing a general debt basket from $750 million to $1,000 million, eliminating an interest rate hedging requirement, increasing the asset backed facility basket by $500 million, and adding a covenant prohibiting reduction of aggregate commitments under the Revolving Credit Facility with Access Industries before its initial maturity, (v) amend the calculation of Consolidated EBITDA, as defined, for the purpose of determining compliance with the debt requirements, to reflect adjustments to present 2007 cost of sales in accordance with FIFO inventory accounting, and (vi) make other changes, including technical and typographical corrections.

In conjunction with the exercise by the JLAs of their flex rights, additional amendments were made to each of the Senior Secured Interim Loan, Senior Secured Inventory-Based Credit Facility, Revolving Credit Facility with Access Industries and Accounts Receivable Securitization Facility.  The amendments to the Senior Secured Interim Loan and Senior Secured Inventory-Based Credit Facility and the Revolving Credit Facility with Access Industries were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

Each of the Senior Secured Interim Loan, the Senior Secured Inventory-Based Credit Facility, the Accounts Receivable Securitization Facility and Revolving Credit Facility with Access Industries were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow LyondellBasell Industries the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

Under the terms of the Senior Secured Inventory-Based Credit Facility, as amended, Lyondell could elect to increase commitments under the facility by up to an aggregate $1,100 million.  Effective April 30, 2008, Lyondell exercised the option to increase the facility by $600 million and, as a result, aggregate commitments under the facility increased from $1,000 million to $1,600 million.  Concurrent with the exercise of the increase in commitments, Lyondell Chemical Company became a lien grantor and added the following as collateral: (i) a first priority pledge of all equity interests owned by Lyondell Chemical Company in, and all indebtedness owed to it by, LyondellBasell Receivables I, LLC (the seller under the Accounts Receivable Securitization Facility) and (ii) a first priority security interest in all accounts receivable, inventory and related assets owned by Lyondell Chemical Company, subject to customary exceptions.

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

In connection with the BASF Corporation lawsuit described in the “Litigation” section of Note 15 to the Consolidated Financial Statements, Lyondell posted appeal bonds, which are collateralized by a $200 million letter of credit issued under the inventory-based credit facility.

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

LCC and certain of its subsidiaries, including Equistar and Millennium, are guarantors of certain of the Basell Group’s debt, including a Senior Secured $8,000 million Interim Loan, 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($789 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $488 million borrowed under term loan A and €1,294 million ($2,043 million) under term loan B as well as amounts borrowed by the Basell Group under the $1,000 million revolving credit facility.  At June 30, 2008, there was no outstanding borrowing under the revolving credit facility.

The Interim Loan, together with proceeds from borrowings under the Senior Secured Credit Facility, was used to finance the acquisition.  If not repaid or exchanged prior to the 12 months tenure, the Interim Loan converts to a senior secured loan in December 2008 and is due June 2015.  The Senior Secured Interim Loan bears interest at LIBOR plus an initial margin of 4.625%, which margin increased in June 2008 to 5.125%, and increases by 0.5% for each three-month period thereafter, subject to a maximum interest rate of 12% per annum (or 12.5% in the event of certain ratings declines).  Since June 20, 2008, LyondellBasell Industries has been paying interest on the Senior Secured Interim Loan at a rate of 12%.  For additional information, regarding this matter, see Note 11 to the Consolidated Financial Statements.

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

LCC Debt and Accounts Receivable Securitization Facility—On December 20, 2007, Lyondell entered into a five-year $1,150 million Accounts Receivable Securitization Facility and together with other affiliates in the Basell Group entered into a Senior Secured Credit Facility and a five-year $1,000 million Senior Secured Inventory-Based Credit Facility.  As discussed in “Debt Agreement Amendments” above, effective April 30, 2008, Lyondell increased the Senior Secured Inventory-Based Credit Facility to $1,600 million.

The Senior Secured Credit Facility, Accounts Receivable Securitization Facility, Senior Secured Inventory-Based Credit Facility and the Senior Secured Interim Loan contain restrictive covenants, including covenants that establish maximum levels of annual capital expenditures and require the maintenance of specified financial ratios by LyondellBasell Industries on a consolidated basis.  These covenants, as well as debt guarantees, are described in Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  See “Effects of a Breach” below for discussion of the potential impact of a breach of these covenants.

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

The $158 million of the 4% Convertible Senior Debentures outstanding at December 31, 2007 was paid in January 2008.

Effects of a Breach—A breach by LCC or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Senior Secured Credit Facility, Senior Secured Interim Loan, Senior Secured Inventory-Based Credit Facility, Accounts Receivable Securitization Facility or other indebtedness of LCC or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facility and the Senior Secured Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the Accounts Receivable Securitization Facility may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Credit Facility and the Senior Secured Interim Loan and the counterparties under the Senior Secured Inventory-Based Credit Facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes Lyondell’s available cash.  In certain situations to avoid a potential default, LCC may be required to make mandatory prepayments under related party loans.  If the obligations under the Senior Secured Credit Facility, Senior Secured Interim Loan, Senior Secured Inventory-Based Credit Facility, Accounts Receivable Securitization Facility or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result LCC or one or more of its subsidiaries could be forced into bankruptcy or liquidation.  In addition, if Lyondell were unable generally to pay its debts as they become due, PDVSA Oil would have the right to terminate its crude oil contract with Lyondell’s subsidiary Houston Refining.

Off-Balance Sheet Arrangements—Lyondell’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2007.  Lyondell’s off-balance sheet arrangements did not change materially as of June 30, 2008.

Contractual and Other Obligations—Upon closing of the pending sale of Lyondell’s TDI business, Lyondell’s annual purchase obligations will decrease by the annual commitment to reimburse Rhodia for the costs of operating the TDI facility at Pont-du-Claix, France.  Using foreign currency exchange rates, market prices of raw materials and other variable cost components such as utility costs in effect at December 31, 2007, Lyondell estimated the annual purchase commitment related to the TDI business, which would have continued through 2016, at approximately $230 million.

CURRENT BUSINESS OUTLOOK

Through mid-August 2008, crude oil prices have declined from the peak levels of late June and early July 2008 and averaged close to second quarter 2008 levels, resulting in some moderation of raw material cost pressures for chemical products, but also creating downward pressure on product sales prices.

In the fuels segment, overall margins for U.S.-based refinery products have declined relative to second quarter 2008 levels due to a narrowing of the price differential between light crude oil and the lower cost, heavy crude oil processed in the Houston refinery and the downward pressure on refinery product sales prices due to the recent crude oil price declines.  Margins for U.S. refinery products relative to light crude oil are slightly below second quarter 2008 levels.  Declining gasoline prices, also driven by the lower crude oil prices, have affected margins for gasoline blending components, such as ETBE and MTBE, which have decreased from the peak levels of the second quarter 2008, but are higher than third quarter 2007 margins.  The fuels segment will also be impacted by the planned turnaround at the refinery as well as the extended duration of this turnaround due to the recent crane collapse incident.

In the chemicals segment, chemical product sales prices have displayed positive price momentum early in the third quarter of 2008, driven by raw material costs and market tightness in certain product areas.  More recently, the decline in the price of crude oil and natural gas has pressured sales prices downward in most chemical markets.  Supply and demand is generally balanced with demand lagging in some areas.

In the polymers segment, U.S. product sales prices also moved up early in the quarter, but are now facing downward pressure.  U.S. polyolefin products continue to be pressured by high ethylene and propylene costs, while demand is consistent with a slowing U.S. economy. Across all segments, cost and price volatility creates an uncertain outlook.

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

ACCOUNTING AND REPORTING CHANGES

For a discussion of the potential impact of new accounting pronouncements on Lyondell’s consolidated financial statements, see Note 2 to the Consolidated Financial Statements.

Item 3.  Disclosure of Market Risk

Lyondell’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2007.  Lyondell’s exposure to market risk has not changed materially in the quarter ended June 30, 2008 except as disclosed below.

Commodity Price Risk—At June 30, 2008, futures contracts for 23 million gallons of gasoline and heating oil in the notional amount of $83 million, maturing in July 2008, were outstanding.  The fair value, based on quoted market prices, resulted in net receivables of $2 million at June 30, 2008.  Using sensitivity analysis and a hypothetical unfavorable change in market price of 30% from those in effect at June 30, 2008, the effect to net income would be immaterial.

At June 30, 2008 swaps for 8 million barrels of crude oil and distillates in the notional amount of $362 million were outstanding.  The fair value, based on quoted market prices, resulted in a net payable of $1 million at June 30, 2008.  Using sensitivity analysis and hypothetical unfavorable changes in market prices ranging from 42% to 105% from those in effect at June 30, 2008, the effect would be to reduce net income by approximately $104 million.

The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

Interest Rate Risk—At June 30, 2008, Lyondell had an interest rate swap agreement under which $400 million notional amount of Lyondell variable-rate, long-term debt will effectively be converted to fixed rate debt.  The fair value of the swap at June 30, 2008 is immaterial.

Using sensitivity analysis and a hypothetical unfavorable change in interest rates of 10% from those in effect at June 30, 2008, the effect of the interest rate swap would be to reduce net income by $7 million.  The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying financing transactions

Item 4.  Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the Lyondell disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2008.  Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Lyondell disclosure controls and procedures are effective.

There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter (the second quarter 2008) that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes.  Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate.  While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Lyondell’s control.  Lyondell’s actual results (including the results of its joint ventures) could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the following:

•	the availability, cost and price volatility of raw materials and utilities,
•	the supply/demand balances for Lyondell’s and its joint ventures’ products, and the related effects of industry production capacities and operating rates,
•	uncertainties associated with the U.S. and worldwide economies,
•	legal, tax and environmental proceedings,
•	the cyclical nature of the chemical and refining industries,
•	Lyondell’s ability to service its substantial indebtedness,
•	available cash and access to capital markets,
•	technological developments and Lyondell’s ability to develop new products and process technologies,
•
operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor shortages or other labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	current and potential governmental regulatory actions in the U.S. and in other countries,
•	international political unrest and terrorist acts,
•	competitive products and pricing pressures,
•	Lyondell’s ability to implement its business strategies, including integration within LyondellBasell Industries, and
•	risks and uncertainties posed by international operations, including foreign currency fluctuations.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, except as disclosed below:

Lyondell—During the third quarter 2008, a planned maintenance turnaround of several units was commenced at the Houston refinery.  On July 18, 2008, a crane installed in preparation for the turnaround of a coker unit collapsed resulting in four contractor fatalities, injuries to seven other contract workers and some physical damage at the refinery, primarily to one storage tank. As a result of the incident, the coker unit will require additional downtime.  Alternative turnaround options are under evaluation with the expectation that the coker unit will remain down through the third quarter versus an original restart date in mid-September.  Work on the turnaround at the other units has been resumed.   Prior to the incident, the refinery was operating at reduced operating rates for purposes of the turnaround.  Operations continue at the scheduled reduced rates.  Investigations into the cause of the crane collapse are underway, including an inquiry by representatives of the U.S. Occupational Safety and Health Administration. A lawsuit against Lyondell has been filed.  Lyondell does not expect the resolution of these matters to result in any material adverse effect on its business, financial position, liquidity or results of operations.

Two shareholder lawsuits styled as class actions have been filed against LCC and its directors.  The lawsuits are entitled Plumbers and Pipefitters Local 51 Pension Fund, On Behalf of Itself and Others Similarly Situated v. Lyondell Chemical Company, et al. (filed July 23, 2007 in the District Court of Harris County, Texas) and Walter E. Ryan Jr., Individually and on Behalf of All Other Similarly Situated v. Lyondell Chemical Company, et al. (filed August 20, 2007 in the Court of Chancery of the State of Delaware).  The Ryan case also named as defendants Basell and its subsidiary that merged with and into Lyondell on December 20, 2007 (“Merger Sub”).  On August 29, 2007, the Plumbers petition was amended to add as defendants Basell and Merger Sub.  The complaints generally allege that (1) LCC’s board of directors breached their fiduciary duties in negotiating and approving the merger and by administering an unfair sale process that failed to maximize shareholder value, and engaged in self dealing by obtaining unspecified personal benefits in connection with the merger not shared equally by other shareholders; and (2) LCC, Basell and Merger Sub aided and abetted the LCC board of directors in breaching their fiduciary duties.  In addition, the complaints allege that LCC and its board of directors failed to disclose in the preliminary proxy statement certain information regarding the merger and the process leading up to the merger.  The plaintiffs in these lawsuits sought to enjoin the merger.  In the Texas case, a hearing was held on November 9, 2007 on a motion filed by plaintiff for a preliminary injunction against the merger and the taking of the shareholder vote.  On November 13, 2007, the judge in the Texas case denied the plaintiff’s motion for preliminary injunction.  On February 1, 2008, the judge granted a plea to the jurisdiction and dismissed the case; the deadline for plaintiff to appeal this decision expired March 3, 2008.  In the Delaware case, a hearing was held on November 26, 2007 on motions filed by defendants for summary judgment and for certification of the plaintiff class.  The court granted the motion for certification and did not rule on the motion for summary judgment.  On July 29, 2008, the court issued an order on the pending summary judgment motions and granted summary judgment in favor of the defendants on all claims other than certain claims related to LCC’s board of directors and LCC.  The merger was consummated on December 20, 2007.  Plaintiffs seek rescission of the merger, a constructive trust upon any benefits improperly received by any of the defendants, other unspecified equitable relief, and an award of attorneys’ fees and costs.  LCC believes that the lawsuits are without merit and that it has valid defenses to all claims and will vigorously defend this litigation.

Millennium—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products.  Since the beginning of 2007, 38 cases have been dismissed either voluntarily, upon defendants’ motion, or tried to a jury verdict favorable to defendants, including Millennium.  Millennium currently remains named a defendant in 17 cases arising from Glidden’s manufacture of lead pigments.  These cases are in various stages of the litigation process.  Of the 17 cases, most seek damages for personal injury and are brought by individuals, and four of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in three states (California, Ohio and Rhode Island).

On October 29, 2002, after a trial in which the jury deadlocked, the court in State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial.  The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.”  The new trial in this case began on November 1, 2005.  On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance.  On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial.  The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.  On March 16, 2007, the court entered a final judgment on the jury’s verdict.  On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court.  On December 18, 2007, the trial court appointed two special masters to serve as “examiners” and to assist the trial court in the proposed abatement proceedings.  On May 15, 2008, the Rhode Island Supreme Court heard oral argument on, among other things, Millennium’s appeal of the jury’s verdict in favor of the State of Rhode Island.  On July 1, 2008, the Rhode Island Supreme Court unanimously reversed the jury’s verdict and subsequent judgment against Millennium and the other defendants, holding that the trial court should have granted Millennium’s motion to dismiss for failure to state a claim.  The Rhode Island Supreme Court’s verdict effectively ends this legal proceeding.

Environmental Matters

In December 2006, the State of Texas filed a lawsuit in the District Court, Travis County, Texas, against Equistar and its owners, Lyondell and Millennium, alleging past violations of various environmental regulatory requirements at Equistar’s Channelview, Chocolate Bayou and La Porte, Texas facilities and Millennium’s La Porte, Texas facility, and seeking an unspecified amount of damages.  The previously disclosed Texas Commission on Environmental Quality (“TCEQ”) notifications alleging noncompliance of emissions monitoring requirements at Equistar’s Channelview facility and Millennium’s La Porte facility and seeking civil penalties of $167,000 and $179,520, respectively, have been included as part of this lawsuit.  In July 2008, Equistar signed an Agreed Final Judgment resolving this lawsuit.  Under the terms of the settlement, Equistar Chemicals and Millennium Petrochemicals Inc. each agreed to pay $3,250,000 in penalties (with $500,000 being offset by funding of various local supplemental environmental projects by each company).  The companies also agreed to each pay $250,000 in attorney fees to the state.  This agreement resolved outstanding alleged violations at several company-owned and/or operated Texas facilities.  No other additional expenditures are required.  The settlement is still subject to public comment and final review by the Texas Attorney General and the district court.

Houston Refining—In May 2007, the TCEQ notified Houston Refining that it is seeking a civil penalty of $892,700 in connection with alleged noncompliance with various provisions of the Texas Clean Air Act during 2006 and 2005.  The TCEQ subsequently reduced the proposed penalty to $481,105.  In June 2008, Houston Refining signed an agreed order to settle this matter.  Under the agreed order, the Company agreed to pay a penalty of $384,884 (with half of the amount being offset by funding a local supplemental environmental project).  The agreement is still subject to public comment and approval by the TCEQ commissioners.

Item 1A.  Risk Factors

There have been no material developments with respect to Lyondell’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, except as disclosed below:

Risks Relating to the Businesses

Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations.

Lyondell purchases large amounts of raw materials and energy for its businesses.  The cost of these raw materials and energy, in the aggregate, represents a substantial portion of its operating expenses.  The costs of raw materials and energy generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical.  Many raw material and energy costs are at or near historically record high levels, and a weak U.S. dollar adds to the volatility in Lyondell’s raw material costs.  There have been, and will likely continue to be, periods of time when Lyondell is unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on its results of operations.  Customer consolidation also has made it more difficult to pass along cost increases to customers.  Lyondell’s results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs.  Cost increases also may increase working capital needs, which could reduce Lyondell’s liquidity and cash flow.  In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded.  To the extent Lyondell increases its product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on Lyondell’s results of operations.

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

In addition, in light of near record raw material costs and Lyondell’s current debt levels, the cost to Lyondell of trade credit from its suppliers could increase or credit lines from those suppliers could be reduced, resulting in shorter payment cycles.

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

Lyondell has on-site solid-waste management units at several facilities.  It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities.  Lyondell also has liabilities under the Resource Conservation and Recovery Act and various state and non-U.S. government regulations related to several current and former plant sites.  Lyondell also is responsible for a portion of the remediation of certain off-site waste disposal facilities.  Lyondell is contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986, including the Kalamazoo River Superfund Site discussed below.  Lyondell also has been named as a potentially responsible party at several other sites.  Lyondell’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated.  Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes.  For further discussion regarding Lyondell’s environmental matters and related accruals (including those discussed in this risk factor), and environmentally-related capital expenditures, see also “Item 1. Legal Proceedings” and Note 15 to the Consolidated Financial Statements in this report, and Note 20 to the Consolidated Financial Statements, “Item 1. Business—Environmental Capital Expenditures”, “Item 3. Legal Proceedings—Environmental Matters” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental and Other Matters” in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2007.  If actual expenditures exceed the amounts accrued, that could have an adverse effect on Lyondell’s results of operations and financial position.

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

See Note 15 to the Consolidated Financial Statements in this report for the information as to the accrued liabilities related to the Kalamazoo River and the two former paper mill sites with associated landfills.

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

Lyondell's consolidated balance sheet is highly levered.  At June 30, 2008, Lyondell had $18,558 billion of consolidated debt, including $7.2 billion owed to related parties, the current portion of long-term debt and $834 million of debt for which Lyondell is not the primary obligor.  This debt represented 100% of Lyondell’s consolidated capitalization.  Also at that date, Lyondell had guaranteed $8.1 billion, $8.0 billion of which is reflected on our balance sheet, comprising the $7.2 billion owed to related parties and $834 million for which Lyondell is not the primary obligor; and €1.8 billion and $1.1 billion of debt of related parties and had $920 million and $64 million, respectively, outstanding under the Accounts Receivable Securitization Facility and the LyondellBasell Industries European Accounts Receivable Securitization program.  Substantially all of the indebtedness to third parties owed or guaranteed by Lyondell is secured by assets of Lyondell pledged as collateral.  In addition, Lyondell has contractual commitments and ongoing pension and post-retirement benefit obligations that will require cash contributions in 2008 and beyond as described in “—Contractual and Other Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Subsequent to the acquisition of Lyondell, LyondellBasell Industries manages the cash and liquidity of Lyondell and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility.  The majority of the operating subsidiaries of LyondellBasell Industries, including Lyondell, have provided guarantees or collateral for the new debt of various LyondellBasell Industries subsidiaries totaling approximately $22 billion that was used primarily to acquire Lyondell.  Accordingly, the major credit rating agencies have assigned a corporate rating to LyondellBasell Industries as a group relevant to such borrowings.  Management believes this corporate rating is reflective of the inherent credit for Lyondell, as well as for the group as a whole.

In the event that LyondellBasell Industries’ ratings are lowered by any of the major credit rating agencies, LyondellBasell Industries (including Lyondell) may have increased borrowing costs for trade credit and other indebtedness, and any new financing or credit facilities, if available at all, may not be on terms as attractive as those LyondellBasell Industries and Lyondell have currently or other terms acceptable to LyondellBasell Industries and Lyondell.  LyondellBasell Industries’ operating subsidiaries (including Lyondell) also could be required to provide cash collateral to obtain surety bonds or other forms of credit, which would reduce available cash or require additional financing.

For a discussion regarding Lyondell’s ability to pay or refinance its debt, see the “—Liquidity and Capital Resources” section under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2007.

The substantial level of indebtedness and other financial obligations of Lyondell, as well of LyondellBasell Industries generally, also increases the possibility that LCC, or another borrower whose obligations are guaranteed by LCC, may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of its indebtedness and other financial obligations.  If LCC, or another borrower for which LCC or one of its subsidiaries is a guarantor, were unable to pay principal and interest on debt, a default would exist under the terms of that debt instrument, which could have significant adverse consequences for Lyondell.  See, “Risk Factors—Risks Relation to Debt—Failure to comply with debt covenants or to pay principal and interest when due could result in an acceleration of debt.”

Lyondell’s variable rate obligations subject it to interest rate risk and in addition interest rates under the Senior Secured Interim Loan are subject to increase for other reasons, which could cause its debt service obligations to increase significantly.

As of June 30, 2008, LCC’s variable rate borrowings under the Senior Secured Credit Facilities, the Senior Secured Interim Loan and debt for which Lyondell is not the primary obligor totaled approximately $20,621 million.  Although Lyondell and its co-obligors may have interest rate hedge arrangements in effect from time to time, its interest expense could increase if interest rates increase, because its variable rate obligations may not be fully hedged and they bear interest at floating rates, generally equal to adjusted EURIBOR and LIBOR plus an applicable margin.  Additionally, the Senior Secured Credit Facilities and Asset-Based Facilities, consisting of the Accounts Receivable Securitization Facility and the Senior Secured Inventory-Based Credit Facility, may bear interest at an alternate base rate plus an applicable margin.  The Senior Secured Interim Loan bears interest at LIBOR plus an initial margin of 4.625%, which margin increased in June 2008 to 5.125%, and increases by 0.5% for each three-month period thereafter, subject to a maximum interest rate of 12% per annum (or 12.5% in the event of certain ratings declines).  Through a series of actions, the validity of which LyondellBasell Industries disputes, the joint lead arrangers (“JLAs”) of the Senior Secured Interim Loan have attempted to increase the applicable rate under the Senior Secured Interim Loan to 12% per annum.  Since June 20, 2008, LyondellBasell Industries has been paying 12% interest, which is approximately 4% higher than the currently applicable rate under the Senior Secured Interim Loan as at June 30, 2008, in order to avoid any allegation of default by the lenders. LyondellBasell Industries has protested the higher rate of interest and has reserved its right to recover any such amounts based upon a determination that the joint lead arrangers’ attempt to impose a rate increase is not supported by the terms of the applicable loan documentation.  A 0.50% increase in the interest rate on variable rate obligations as at June 30, 2008 would cost Lyondell approximately $103 million per year in incremental interest expense.

The JLAs are also lenders under the Senior Secured Credit Facility, the Senior Secured Inventory-Based Credit Facility and other of our financings.  The ongoing dispute over the terms of the Senior Secured Interim Loan could affect our relationship with the lenders under these facilities, which could result in us being unable to obtain waivers or amendments under these facilities which we may require in the course of our business.  The dispute may also make it more difficult for us to draw down amounts available under our revolving and asset based lending facilities.  In addition, the dispute with the joint lead arrangers and any negative publicity associated with this dispute, together with the current state of the credit and financing markets, could make it impracticable to obtain any significant sources of additional financing until this dispute is resolved.

Item 6.  Exhibits

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

4.12(a)	Amendment No. 1 to Long Term Intercompany Loan Agreement dated as of March 20, 2008

4.15	Revolving Credit Agreement dated as of March 27, 2008 (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference)

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

Lyondell Chemical Company

Dated: August 14, 2008	/s/ Eberhard Faller
Eberhard Faller
Vice President, Controller and Chief Accounting Officer
(Duly Authorized and
Principal Accounting Officer)