Form 10-Q
period 2008-09-30
LYONDELL CHEMICAL CO
filed 2008-11-13
CIK 842635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of common stock outstanding as of September 30, 2008:1,000
There is no established public trading market for the registrant’s common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the nine months ended
	September 30,		September 30,
Millions of dollars	2008	2007	2008	2007

Sales and other operating revenues:
Trade	$7,575	$7,019	$23,950	$19,749
Related parties	124	250	363	599
	7,699	7,269	24,313	20,348
Operating costs and expenses:
Cost of sales	7,532	6,637	23,739	18,504
Selling, general and administrative expenses	115	188	344	527
Research and development expenses	16	18	50	55
	7,663	6,843	24,133	19,086

Operating income	36	426	180	1,262

Interest expense:
Related parties	(175)	- -	(550)	- -
Other	(249)	(144)	(705)	(499)
Interest income:
Related parties	26	- -	68	- -
Other	5	6	9	26
Other income (expense), net	21	24	14	(15)

Income (loss) from continuing operations before equity investments and income taxes	(336)	312	(984)	774

Income (loss) from equity investments	(2)	- -	(5)	2

Income (loss) from continuing operations before income taxes	(338)	312	(989)	776

Provision for (benefit from) income taxes	(105)	115	(321)	245

Income (loss) from continuing operations	(233)	197	(668)	531

Income (loss) from discontinued operations, net of tax	1	9	15	(130)

Net income (loss)	$(232)	$206	$(653)	$401

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$406	$370
Deposits with related party	1,091	135
Short-term investments	169	- -
Accounts receivable:
Trade, net	787	1,212
Related parties	166	165
Inventories	3,267	3,354
Prepaid expenses and other current assets	178	232
Note receivable from related party	- -	2
Total current assets	6,064	5,470

Property, plant and equipment, net	12,289	12,842
Investments and long-term receivables:
Investment in PO joint venture	543	564
Notes receivable from related party	835	835
Other	234	187
Goodwill	5,048	5,247
Intangible assets, net	1,923	2,060
Other assets	181	187

Total assets	$27,117	$27,392

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS – (Continued)

Millions, except shares and par value data	September 30, 2008	December 31, 2007

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,359	$435
Related party borrowings	751	717
Accounts payable:
Trade	1,645	2,287
Related parties	117	132
Accrued liabilities	489	726
Deferred income taxes	557	431
Total current liabilities	4,918	4,728

Long-term debt:
Banks and other unrelated parties	10,087	9,454
Related parties	8,000	8,000
Other liabilities	823	827
Deferred income taxes	3,402	3,884
Commitments and contingencies
Minority interests	115	126
Stockholder’s equity (deficit):
Common stock, $1.00 par value, 1,000 shares authorized and issued at September 30, 2008 and December 31, 2007	- -	- -
Additional paid-in capital	455	507
Accumulated deficit	(743)	(144)
Accumulated other comprehensive income	60	10
Total stockholder’s equity (deficit)	(228)	373

Total liabilities and stockholder’s equity	$27,117	$27,392

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the nine months ended
	September 30,
Millions of dollars	2008	2007

Cash flows from operating activities:
Net income (loss)	$(653)	$401
(Income) loss from discontinued operations, net of tax	(15)	130
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	998	662
Equity investments –
Amounts included in net income (loss)	5	(2)
Distributions of earnings	- -	1
Push-down debt interest	175	- -
Deferred income taxes	(370)	184
Debt prepayment premiums and charges	2	47
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	591	(489)
Inventories	56	(12)
Accounts payable	(665)	396
Other, net	(299)	(424)
Net cash provided by (used in) operating activities – continuing operations	(175)	894
Net cash provided by (used in) operating activities – discontinued operations	15	(161)
Net cash provided by (used in) operating activities	(160)	733
Cash flows from investing activities:
Expenditures for property, plant and equipment	(279)	(360)
Advances under related party loan agreements	(1,002)	- -
Payments to discontinued operations	- -	(97)
Proceeds from sale of assets	145	12
Short-term investments	(169)	- -
Reimbursement of acquisition-related tax payments	- -	(94)
Contributions and advances to affiliates	(9)	(34)
Other	- -	2
Net cash used in investing activities – continuing operations	(1,314)	(571)
Net proceeds from sale of discontinued operations before required repayment of debt	- -	1,089
Other net cash provided by investing activities – discontinued operations	- -	82
Net cash provided by (used in) investing activities	(1,314)	600

See Notes to the Consolidated Financial Statements

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Successor	Predecessor
	For the nine months ended
	September 30,
Millions of dollars	2008	2007

Cash flows from financing activities:
Net borrowings under revolving credit facilities	1,847	- -
Repayment of long-term debt	(300)	(1,831)
Issuance of long-term debt	- -	510
Proceeds from loan agreements with related parties	8	- -
Dividends paid	- -	(171)
Proceeds from and tax benefits of stock option exercises	- -	81
Other, net	(45)	7
Net cash provided by (used in) financing activities – continuing operations	1,510	(1,404)
Debt required to be repaid upon sale of discontinued operations	- -	(99)
Other net cash provided by financing activities – discontinued operations	- -	23
Net cash provided by (used in) financing activities	1,510	(1,480)
Effect of exchange rate changes on cash	- -	4
Increase (decrease) in cash and cash equivalents	36	(143)
Cash and cash equivalents at beginning of period	370	446
Cash and cash equivalents at end of period	$406	$303

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

On December 20, 2007, LyondellBasell Industries AF S.C.A. (formerly known as Basell AF S.C.A.) indirectly acquired all of the shares of Lyondell common stock.  As a result, Lyondell is now an indirect wholly owned subsidiary of LyondellBasell Industries AF S.C.A. (together with its consolidated subsidiaries, “LyondellBasell Industries,” and without Lyondell, the “Basell Group”).  See Note 4. Concurrent with the acquisition by LyondellBasell Industries, Lyondell sold certain of its non-U.S. subsidiaries to subsidiaries of the Basell Group.

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

Also, with the new basis of accounting, Lyondell applied the accounting policies of LyondellBasell Industries.  For those U.S. inventories for which the last-in, first-out (“LIFO”) method of determining inventory costs is used for reporting for U.S. federal income taxation, the LIFO method has been adopted as LyondellBasell Industries’ accounting policy.  For all other inventories except materials and supplies, costs are determined by LyondellBasell Industries using the first-in, first-out (“FIFO”) method.  Previously, Lyondell used the LIFO method to determine costs of all inventories except materials and supplies.  Lyondell’s loss for the nine months ending September 30, 2008 was reduced by $15 million (after tax), which represents the effect of the change that was not included in Lyondell’s successor period ended December 31, 2007.

The consolidated statements of income for the three and nine months ended September 30, 2008 reflect post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, periods prior to the acquisition are designated “predecessor” periods, and those subsequent to the acquisition are designated “successor” periods.

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

On September 1, 2008, Lyondell completed the sale of its toluene diisocyanate (“TDI”) business, including production assets in Pont-du-Claix, France, related inventories, contracts, customer lists and intellectual property.  Accordingly, certain amounts previously reported in Lyondell’s consolidated statements of income and cash flows have been reclassified to present the operations of the TDI business as a discontinued operation (see Note 5).  Assets held for sale and associated liabilities are not material to the consolidated balance sheets of Lyondell.  Unless otherwise indicated, information presented in the notes to the consolidated financial statements relates only to Lyondell’s continuing operations.

LyondellBasell Industries manages the cash and liquidity of Lyondell and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility.  The majority of the operating subsidiaries of LyondellBasell Industries, including Lyondell, have provided guarantees or collateral for the debt of various LyondellBasell Industries subsidiaries totaling approximately $23 billion at September 30, 2008 that was used primarily to acquire Lyondell.  Accordingly, Lyondell's liquidity and capital resources are integrated with LyondellBasell Industries.

The current global financial crisis and recessionary concerns have created substantial uncertainty for the global economy and the markets in which LyondellBasell Industries, including Lyondell, operates.  LyondellBasell Industries’ markets are experiencing a softening of demand combined with continued unprecedented volatility in raw material costs.  During the fourth quarter of 2008, polymer demand in major markets and spot prices for some of LyondellBasell Industries’ products have declined significantly.  In addition, demand for gasoline in North America has declined substantially compared to the third quarter of 2007, which in turn has reduced  LyondellBasell Industries’ margins in its fuels business.  These conditions have also had a negative impact on trade credit available to LyondellBasell Industries and its suppliers and customers.

These conditions, which are expected to continue during the fourth quarter of 2008 and which may continue into 2009, could place further demands on LyondellBasell Industries’ liquidity particularly in the first quarter when it historically has had significant operating cash flow requirements for annual compensation costs, property taxes, annual insurance premiums and annual rebate payments to customers. In addition, LyondellBasell has two key debt compliance ratios based on EBITDA that LyondellBasell Industries must continue to comply with in the fourth quarter of 2008 and in each quarter of 2009 and thereafter.

LyondellBasell Industries is taking steps to reduce costs, working capital and discretionary capital spending, including the temporary idling of one of its U.S. Gulf Coast ethylene facilities, representing 11 percent of its U.S. olefins capacity, and reduction of operating rates of certain integrated cracker operations as well as adjusting operating rates at its facilities globally to optimize working capital requirements. Furthermore, LyondellBasell Industries has expanded its synergy program to a broader, more substantial cost reduction program in anticipation of a potentially deeper economic downturn. As part of this program, LyondellBasell Industries is evaluating all of its strategic options with respect to asset utilization, including possible sales or other monetization of some assets, and a restructuring of the organization, including anticipated head count reductions of approximately 15 percent, to reduce costs.  LyondellBasell Industries expects full implementation of these programs within the next 12 to 18 months, but the benefits of these programs may not be realized until later periods.  LyondellBasell Industries expects to record a charge related to severance and related costs associated with the reorganization in the fourth quarter of 2008 and charges related to other costs associated with the potential impacts to LyondellBasell Industries’ assets as incurred.

LyondellBasell Industries believes that, with lower raw material costs, the post-hurricane restoration of substantially all of its U.S. Gulf Coast operations, the anticipated early December 2008 restart of the second coker unit at the Houston Refinery, reduced capital expenditures and the implementation of its cost reduction initiatives, conditions will be such that LyondellBasell Industries can comply with its debt covenants and that operating cash flows, together with  availability under various liquidity facilities, will be adequate to meet anticipated future cash requirements, including scheduled debt service obligations, necessary capital expenditures and ongoing operations, for the foreseeable future.  However, should demand for its products be significantly below LyondellBasell Industries’ expectations, unplanned plant outages occur or product margins compress below expectations, whether because raw material prices return to the high levels experienced in the first part of 2008 or otherwise, LyondellBasell Industries’ cash flow could be lower than expected or negative.  While liquidity at the present time is adequate, a sustained lower-than-expected or negative cash flow could result in existing sources of liquidity not being adequate to fund operations and meet debt service requirements.  Failure to comply with quarterly debt covenants will result in a default under LyondellBasell Industries’ loan agreements.  See "Effects of Breach" in Note 16.

The consolidated financial statements of LyondellBasell Industries and Lyondell have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 will be effective for Lyondell beginning in 2009.  Lyondell is currently evaluating the effect of SFAS No. 161 on its disclosures.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  FSP FAS 157-3, which is effective October 10, 2008, including prior periods for which financial statements have not yet been issued, provides guidance on the application of SFAS No. 157 in determining the fair value of a financial asset in the current financial environment when the market for that financial asset is not active.  The application of FSP FAS 157-3 by Lyondell did not have a material effect on its consolidated financial statements at September 30, 2008.

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

3.      Hurricane Effects

During late August and mid-September 2008, two hurricanes, Gustav and Ike, disrupted U.S. Gulf Coast refining and chemical industry operations.

As a result of Hurricane Ike, Lyondell incurred various costs that, to the extent they exceed the deductible amount under the relevant policies, will be subject to insurance reimbursements.  Such costs, including costs incurred in conjunction with suspending operations at substantially all of its Gulf Coast plants, damage to facilities, including a $7 million pretax charge for impairment of the carrying value of assets, and costs to restore operations totaled $43 million as of September 30, 2008.  Additional amounts, including damage to facilities, are currently estimated to range from $20 million to $60 million.  This estimate includes the cost of restoring operations of a plant that has not yet restarted.

4.      Acquisition of Lyondell by LyondellBasell Industries

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.      Acquisition of Lyondell by LyondellBasell Industries – (Continued)

The goodwill resulting from the acquisition is not deductible for tax purposes.  The purchase price allocations used in the preparation of the September 30, 2008 and December 31, 2007 financial statements are preliminary due to the continuing analyses relating to the determination of the fair values of the assets and liabilities acquired.  Based upon additional information received to date, the fair values of the assets and liabilities acquired were adjusted during the nine month period ended September 30, 2008.  The adjustments and their effect on goodwill for the nine month period ended September 30, 2008 are summarized in Note 10.  Any further changes to the estimates of fair value of net assets acquired would result in additional adjustments to assets and liabilities and corresponding adjustments to goodwill.  Management does not expect the finalization of these matters to have a material effect on the allocation.

5.      Discontinued Operations

On September 1, 2008, Lyondell completed the sale of its TDI business, including production assets in Pont-du-Claix, France, related inventories, contracts, customer lists and intellectual property receiving proceeds of $113 million.  The sales price will be adjusted based on the agreed upon value of working capital at the closing date.  As indicated above, the operations of the TDI business are presented as discontinued operations in the consolidated financial statements of income and cash flows.

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

Amounts included in income (loss) from discontinued operations are summarized as follows:

	Successor		Predecessor
	Three months ended September 30,	Nine months ended September 30,	Three months ended September 30,	Nine months ended September 30,
Millions of dollars	2008	2008	2007	2007
Sales and other operating revenues	$79	$282	$116	$822
Loss on sale of discontinued operation	$ - -	$ - -	$ - -	$(21)
Other income (loss) from discontinued operations	6	35	17	(24)
Provision for income taxes	5	20	8	85
Income (loss) from discontinued operations, net of tax	$1	$15	$9	$(130)

The adjusted estimate of sales proceeds from the sale of the TDI business resulted in an increase in goodwill, net of tax effects, of $16 million (see Note 10).

The settlement in the third quarter of 2008 of the inorganic chemicals business working capital at the closing date resulted in a $10 million write off of accounts receivable with a corresponding increase in goodwill.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.      Discontinued Operations – (Continued)

Lyondell ceased production of TDI at the Lake Charles, Louisiana TDI plant in the third quarter of 2005. Other income (loss) from discontinued operations for the first nine months of 2007 reflected charges of $64 million, before tax, relating to resolution of commercial arrangements associated with the facility under which payments will be made over the next four years.

The provision for income taxes in the three and nine months ended September 30, 2007 primarily reflected the unfavorable effect of capital losses, the potential benefits of which were not expected to be available to Lyondell within the expiration period of such benefits.  Income taxes payable related to the sale of the worldwide inorganic chemicals business were $88 million.

6.      Related Party Transactions

Notes Receivable from Subsidiaries of the Basell Group—On September 30, 2008, Lyondell and the Basell Group amended an existing loan agreement entered into on January 1, 2001 by Lyondell and one of the non-U.S. subsidiaries sold to the Basell Group as part of the December 20, 2007 LyondellBasell Industries acquisition of Lyondell.  The loan agreement, which is payable upon demand, was amended to increase the amount of the agreement from $100 million to $250 million.  Advances under this loan agreement bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 375 basis points and is due quarterly.  At September 30, 2008, the balance of loans outstanding under this agreement was $151 million.

On June 30, 2008, Lyondell received a promissory note from and advanced $51 million to the Basell Group under a loan agreement, which permits the Basell Group to borrow up to $100 million from Lyondell.  Notes under this loan agreement, which mature on June 30, 2013, bear interest at LIBOR plus 400 basis points.  Interest, which is due quarterly, will automatically be added to principal if unpaid at the “Interest Payment Date”, as defined, and such unpaid interest will constitute an advance under the loan.  As of September 30, 2008, there was no balance outstanding under this facility.

Current Account Agreements with Subsidiary of the Basell Group—On February 11, 2008, Lyondell and the Basell Group entered into two unsecured current account agreements for an indefinite period, under which Lyondell may deposit excess cash balances with the Basell Group and have access to uncommitted revolving lines of credit in excess of deposits.  Deposits bear interest at the LIBOR 1 month rate minus fifteen basis points.  Borrowings under the lines of credit bear interest at the LIBOR 1 month rate plus 350 basis points.  At September 30, 2008, the balances under the two current account agreements reflected net deposits totaling $180 million, and are reflected in the Consolidated Balance Sheets as deposits with related party.

Also at September 30, 2008, Lyondell had net deposits totaling $760 million, and net borrowings of $751 million under two current account agreements entered into with the Basell Group on December 20, 2007.  These amounts are reflected in the Consolidated Balance Sheets as deposits with related parties and related party borrowings.  See the “New Revolving Credit Facility with Access” and “Related Party Notes Payable” sections of Note 12 for a discussion of other related party transactions.

Tax Sharing Agreement with Millennium—As of September 30, 2008, a settlement of $73 million was made under the tax sharing agreement with Millennium.

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

Changes in Lyondell’s investment in the U.S. and European PO joint ventures for the nine-month periods ended September 30, 2007 and 2008 are summarized as follows:

	U.S. PO	European PO	Total PO
Millions of dollars	Joint Venture	Joint Venture	Joint Ventures
Predecessor
Investment in PO joint ventures – January 1, 2007	$504	$274	$778
Cash contributions	13	21	34
Depreciation and amortization	(25)	(11)	(36)
Effect of exchange rate changes	- -	23	23

Investment in PO joint ventures – September 30, 2007	$492	$307	$799

Successor
Investment in PO joint ventures – January 1, 2008	$564
Cash contributions	9
Depreciation and amortization	(30)

Investment in PO joint venture – September 30, 2008	$543

At January 1, 2008 Lyondell’s investment in the U.S. PO Joint Venture reflects a revaluation to the value assigned to the investment in LyondellBasell Industries’ accounting for the December 20, 2007 purchase of Lyondell.

8.      Accounts Receivable

Lyondell has a $1,150 million accounts receivable securitization facility, which matures in December 2012.  Pursuant to the facility, Lyondell sells, through a wholly owned, bankruptcy-remote subsidiary, on an ongoing basis and without recourse, interests in a pool of U.S. accounts receivable to financial institutions participating in the facility.  Lyondell is responsible for servicing the receivables.  As of September 30, 2008 and December 31, 2007, the amounts of outstanding receivables sold under the facility were $975 million and $1,000 million, respectively.

The Accounts Receivable Securitization Facility was amended effective May 6, 2008 to conform to certain amendments to the Senior Secured Credit Facility and make other changes, including technical and typographical corrections (see Note 12).

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.      Accounts Receivable – (Continued)

For a discussion of LyondellBasell Industries’ €620 million European accounts receivable securitization program under which certain of Lyondell’s European subsidiaries are sellers, see Note 12.

Net of receivables sold, Lyondell had a trade accounts receivable balance of $787 million and $1,212 million as of September 30, 2008 and December 31, 2007, respectively.  These balances were net of an allowance for doubtful accounts, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, of $8 million and $7 million at September 30, 2008 and December 31, 2007, respectively.

9.      Inventories

Inventories consisted of the following components:

	September 30,	December 31,
Millions of dollars	2008	2007
Finished goods	$1,490	$1,856
Work-in-process	228	245
Raw materials	1,307	1,019
Materials and supplies	242	234
Total inventories	$3,267	$3,354

10.           Property, Plant and Equipment and Goodwill

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

	September 30,	December 31,
Millions of dollars	2008	2007
Land	$94	$82
Manufacturing facilities and equipment	12,662	12,502
Construction in progress	392	310
Total property, plant and equipment	13,148	12,894
Less accumulated depreciation	(859)	(52)
Property, plant and equipment, net	$12,289	$12,842

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.           Property, Plant and Equipment and Goodwill – (Continued)

Depreciation and amortization expense is summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2008	2007	2008	2007
Property, plant and equipment	$284	$194	$846	$573
Investment in PO joint ventures	10	12	30	36
Patent and license costs	9	1	27	4
Software costs	3	2	8	17
Other	27	14	87	32
Total depreciation and amortization	$333	$223	$998	$662

Lyondell believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.  Lyondell continually reviews the optimal future alternatives for its facilities.  Any decision to retire one or more facilities would result in an increase in the present value of such obligations.  The liabilities that had been recognized for all asset retirement obligations were $15 million and $16 million at September 30, 2008 and December 31, 2007, respectively.

Based on additional information received to date, adjustments to the preliminary purchase price allocated to the fair value of assets and liabilities acquired as a result of Lyondell’s acquisition by LyondellBasell Industries resulted in a decrease in goodwill from $5,247 million at December 31, 2007 to $5,048 million at September 30, 2008.

The following table summarizes the changes to Lyondell’s goodwill during the nine months ended September 30, 2008, by reportable segment.  Lyondell’s reportable segments include fuels, chemicals and polymers (see Note 19).

Millions of dollars	Fuels	Chemicals	Polymers	Total
Goodwill at January 1, 2008	$2,300	$2,697	$250	$5,247
Acquisition of Lyondell:
Adjustments to the estimated fair value of contracts	(47)	(84)	- -	(131)
Adjustments to property, plant and equipment and other assets and liabilities	- -	14	(6)	8
Realization of deferred tax assets	- -	(18)	- -	(18)
Other adjustments to estimated income and other taxes	21	(79)	- -	(58)
	(26)	(167)	(6)	(199)
Goodwill at September 30, 2008	$2,274	$2,530	$244	$5,048

Lyondell evaluates the carrying value of goodwill and other intangible assets in the fourth quarter of each year to test whether the carrying amounts may exceed fair value.  The Company has experienced declines in its operating results during 2008.  Continuing adverse changes in the Company’s future estimated operating results compared to the estimated operating results on the date of acquisition, when the goodwill and intangible assets were recorded, could result in non-cash impairment charges in the future related to the goodwill and the intangible asset valuations.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.           Accounts Payable

Accounts payable at September 30, 2008 and December 31, 2007 included liabilities in the amounts of $10 million and $17 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

12.           Long-Term Debt

Lyondell’s long-term debt includes credit facilities and debt obligations maintained by Lyondell’s wholly owned subsidiaries, Equistar and Millennium, and by Lyondell Chemical Company without its consolidated subsidiaries.

Loans, notes, debentures and other long-term debt due to banks and other unrelated parties consisted of the following:

Millions of dollars	September 30, 2008	December 31, 2007
Bank credit facilities:
LCC senior secured credit facility:
Term loan A due 2013	$1,447	$1,500
Term loan B due 2014 ($67 million of discount)	7,427	7,475
$1,000 million revolving credit facility	728	- -
Lyondell $1,600 million inventory-based credit facility	1,163	100
Accounts receivable securitization programs	53	- -

LCC notes and debentures:
Debentures due 2010, 10.25% ($3 million of premium)	103	104
Debentures due 2020, 9.8% ($3 million of discount)	222	222
Senior Unsecured Notes due 2014, 8%	- -	3
Senior Unsecured Notes due 2016, 8.25%	- -	1

Equistar notes and debentures:
Senior Notes due 2008, 10.125%	- -	8
Senior Notes due 2011, 10.625%	- -	4
Debentures due 2026, 7.55% ($20 million of discount)	130	129
Notes due 2009, 8.75%	- -	15

Millennium notes and debentures:
Senior Debentures due 2026, 7.625% ($69 million of discount)	172	170
Convertible Senior Debentures due 2023, 4%	- -	158
Other debt	1	- -

Total	11,446	9,889
Less current maturities	(1,359)	(435)

Long-term debt – banks and other unrelated parties	$10,087	$9,454

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.           Long-Term Debt – (Continued)

Revolving Credit Facility with Access—In March 2008, LyondellBasell Industries entered into a senior unsecured $750 million, eighteen-month revolving credit facility, which may be extended by mutual agreement of the parties.  Lyondell and a subsidiary of the Basell Group are borrowers under the facility.  The $750 million revolving credit facility is in addition to the existing credit facilities available to LyondellBasell Industries, and is provided by Access Industries Holdings, LLC, an affiliate of Access Industries, which indirectly owns LyondellBasell Industries.  The revolving credit facility has substantially the same terms as the Senior Secured Credit Facility, except that it is unsecured and is not guaranteed by the subsidiaries of LyondellBasell Industries.

As of September 30, 2008, there were no borrowings outstanding under the facility.  At each borrower's option, loans under the revolving credit facility bear interest at rates equal to LIBOR plus 6% or the higher of the (i) federal funds rate plus 0.5% and (ii) the prime rate, plus, in each case, 5%.  Interest rates may be adjusted, from time to time, based upon the First Lien Senior Secured Leverage Ratio as calculated at such time and as further described in the revolving credit facility.

Related Party Notes Payable—On December 20, 2007, Lyondell entered into a note payable with LyondellBasell Industries and received proceeds of $7,166 million.  The note, which matures in 2014, bears interest at the same rate as the Basell Group’s Interim Loan plus 0.5%.  In addition, Lyondell recognized in its financial statements $834 million of push-down debt for which Lyondell is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell.  Combined, these represented the $8,000 million of Long-term debt – Related parties in the Consolidated Balance Sheet.  At September 30, 2008, the balances of the note payable and the push-down debt are $7,140 million and $860 million, respectively.

Interim Loan—The Interim Loan, together with proceeds from borrowings under the Senior Secured Credit Facility, was used to finance the acquisition of Lyondell.  If not repaid or exchanged prior to the 12 months tenure, the Interim Loan converts to an extended senior secured loan in December 2008 and is due June 2015.  Prior to giving effect to the amendments discussed below, the Interim Loan bore interest at LIBOR plus an initial margin of 4.625%, which margin increased by 0.5% in each of June 2008 and September 2008 and increases by 0.5% for each three-month period thereafter, subject to a maximum interest rate of 12% per annum (or 12.5% in the event of certain rating declines) (the “Applicable Margin”).  Through a series of actions, the validity of which LyondellBasell Industries disputed, the JLAs (as defined below) had attempted to increase the applicable rate under the Interim Loan to 12% per annum.  Since June 16, 2008, LyondellBasell Industries had been paying 12% interest, which was approximately 4% higher than the applicable rate under the Interim Loan at June 30, 2008, in order to avoid any allegation of default by the lenders.  LyondellBasell Industries had protested the higher rate of interest and had reserved its right to recover any such amounts based upon a determination that the JLAs’ attempt to impose a rate increase is not supported by the terms of the applicable loan documentation.

On October 17, 2008, the agreement governing the Interim Loan was amended and restated.  Under the amended and restated agreement, the $8 billion principal amount of initial loans outstanding were retranched into:

(a)	$3.5 billion of fixed rate second lien loans, which bear interest at a rate equal to 12% per annum (12.5% in the case of certain ratings downgrades),

(b)	$2.0 billion of floating rate second lien loans and

(c)	$2.5 billion of floating rate third lien loans.

All of the floating rate loans bear interest at a rate equal to LIBOR (in the case of U.S. dollar loans) or EURIBOR (in the case of euro loans) plus the Applicable Margin.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.           Long-Term Debt – (Continued)

The economic impact of the interest rates applicable to the retranched loans is effective as of June 16, 2008.

The amendments also include provisions allowing lenders

(i)
within 180 days after October 17, 2008, to convert retranched fixed rate second lien loans into fixed rate second lien notes or a combination of fixed rate second lien notes and up to $1 billion in aggregate principal amount of fixed rate third lien notes and/or fixed rate unsecured notes (and pursuant to a notice provided by the lenders on October 17, 2008, all of the fixed rate second lien loans will automatically convert into fixed rate second lien notes if no election is made by the lenders to convert a portion of the fixed rate second lien loans to fixed rate third lien or unsecured notes within this 180-day period) and

(ii)
following the time that the fixed rate second lien loans have been converted into exchange notes and certain lenders under the amended and restated agreement hold, in aggregate, less than $950 million of such notes, to convert new floating rate second lien loans into fixed rate second lien notes and to convert new floating rate third lien loans into fixed rate third lien notes and/or fixed rate unsecured notes.  In all such cases, the exchange notes will bear interest at a rate equal to 12% per annum (12.5% in the case of certain ratings downgrades), may be denominated in euro or dollars, and will have maturity dates between June 2015 and December 2019.

In addition, the amendments include revisions to some of the terms of the exchange notes to make them consistent, in some instances, with similar provisions of the senior secured credit facility.  The amendments also make other changes, including technical and typographical corrections.

In May 2008, an affiliate of Access Industries, which indirectly owns LyondellBasell Industries, entered into a swap, with one of the JLAs based on a notional amount of $1.6 billion of the Interim Loan.  Under the swap, Access will receive a single payment at maturity determined with reference to the payments made by LyondellBasell Industries on the Interim Loan prior to maturity.  Access’s obligations under the swap are partly collateralized with collateral posted by Access Industries or its affiliates (excluding LyondellBasell Industries and its subsidiaries). Neither LyondellBasell Industries nor its affiliates are a party to this transaction.

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

In conjunction with the exercise by the JLAs of their flex rights, additional amendments were made to each of the Interim Loan, Senior Secured Inventory-Based Credit Facility, Revolving Credit Facility with Access Industries and Accounts Receivable Securitization Facility.  The amendments to the Interim Loan and Senior Secured Inventory-Based Credit Facility and the Revolving Credit Facility with Access Industries were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.           Long-Term Debt – (Continued)

Each of the Interim Loan, the Senior Secured Inventory-Based Credit Facility, the Accounts Receivable Securitization Facility and Revolving Credit Facility with Access Industries were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

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

European Accounts Receivable Securitization Program—LyondellBasell Industries has an accounts receivable securitization program, which provides funding up to €620 million ($889 million) to certain European subsidiaries.  In April 2008, LyondellBasell Industries obtained an amendment to the facility to add certain of its Lyondell subsidiaries as sellers under the programs.

Transfers of accounts receivable under the program do not qualify as sales, therefore the transferred accounts receivable and the proceeds received through such transfers are included in trade receivables, net, and current maturities of long-term debt in the consolidated balance sheets.  At September 30, 2008, the balance of accounts receivable outstanding under the program was $53 million.

In August 2008, Standard and Poor’s downgraded LyondellBasell Industries’ corporate credit rating from B+ to B.  As a result, LyondellBasell Industries has daily reporting requirements under the €620 million accounts receivable securitization program, which could impact the availability of funds under the facility in the future.

Other—LCC and certain of its subsidiaries are guarantors of certain debt of the Basell Group, including an $8,000 million Interim Loan, 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($717 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $482 million borrowed under term loan A and €1,290 million ($1,849 million) under term loan B.  The Interim Loan is secured by second and third priority interests over the collateral securing the Senior Secured Credit Facility.

During the first nine months of 2008, Lyondell made quarterly amortization payments of $53 million and $57 million, respectively, on Term Loan A and Term Loan B of the Senior Secured Credit Facility.  In the first quarter of 2008, Lyondell repaid the remaining $31 million principal amount due under notes that were called in 2007 but were not tendered until the first quarter 2008, and paid premiums totaling $2 million.  Also during the first quarter of 2008, Lyondell repaid the $158 million related to Millennium’s 4% convertible debentures.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.           Long-Term Debt – (Continued)

Current maturities of long-term debt at September 30, 2008 included $68 million of Term Loan A due 2013, $75 million of Term Loan B due 2014, $1,163 million of LCC’s $1,600 million Senior Secured Inventory-Based Credit Facility and $53 million under LyondellBasell Industries’ €620 million European Accounts Receivable Securitization Programs.  At December 31, 2007, current maturities of long-term debt included the annual amortization of $71 million and $75 million, respectively, for Lyondell’s Term Loan A and Term Loan B, $100 million principal amount outstanding under Lyondell’s Senior Secured Inventory-Based Credit Facility, $158 million of Millennium’s 4% Senior Convertible Debentures and $31 million of untendered debt that was called and paid in the first quarter 2008.

Amortization of debt discounts, premiums and debt issuance costs resulted in expenses of $55 million and $1 million for the three-month periods ended September 30, 2008 and 2007, respectively, and expenses of $159 million and a net credit of $6 million for the nine-month periods ended September 30, 2008 and 2007, respectively, that were included in interest expense in the Consolidated Statements of Income.  The increase is due primarily to the debt LyondellBasell Industries incurred in relation to the acquisition of Lyondell.

Effects of a Breach—A breach by LCC or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Interim Loan, Senior Secured Credit Facilities, Asset-Based Facilities or other indebtedness of LCC or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross-default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facilities and the ABL Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the ABL Asset-Based Receivables Facility, as well as under legacy Basell U.S. and European securitization programs, may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Credit Facilities and the counterparties under the ABL Inventory-Based Credit Facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes its available cash.  If the obligations under the Interim Loan, Senior Secured Credit Facilities, the Asset-Based Facilities or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result Lyondell could be forced into bankruptcy or liquidation.

13.           Derivatives and Financial Instruments

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

Lyondell entered into futures contracts in the first nine months of 2008, with respect to sales of gasoline and heating oil.  These futures transactions were not designated as hedges, and the changes in the fair value of the futures contracts were recognized in earnings.  During the first nine months of 2008, Lyondell settled futures positions of 594 million gallons and 194 million gallons, respectively, of gasoline and heating oil, which resulted in net gains of $1 million and $8 million, respectively.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.           Derivatives and Financial Instruments – (Continued)

At September 30, 2008, futures contracts for 27 million gallons of gasoline in the notional amount of $67 million, maturing from November 2008 through January 2009, were outstanding.  The fair value, based on quoted market prices, resulted in net receivables of $5 million and $1 million, respectively, at September 30, 2008 and December 31, 2007.

Also during the first nine months of 2008, Lyondell entered into commodity swaps with respect to purchases of crude oil and sales of distillates, which mature in the period from October 2008 through April 2009.  These swaps were designated as cash flow hedges.  Accordingly, changes in the fair value of these commodity swaps are deferred in AOCI until the underlying transaction occurs.  During the first nine months of 2008, Lyondell settled futures positions of 2 million barrels, which resulted in a net gain of $8 million.  At September 30, 2008 swaps for 5 million barrels in the notional amount of $179 million were outstanding.  The fair value, based on quoted market prices, resulted in a net receivable of $87 million at September 30, 2008.

Interest Rate Risk Management—During the first nine months of 2008, Lyondell entered into interest rate swap agreements, maturing in 2013, in the notional amount of $2,350 million.  Settlements under those agreements will begin in April 2009.  These interest rate swaps have been designated as cash-flow hedges of the interest cash flows that will occur between April 2009 and 2013 and effectively convert a portion of Lyondell’s variable rate, long-term debt to fixed rate debt for the period of the hedge.  The variable portion of the interest rate will be converted to a fixed rate ranging from 3.9% to 4.6%.  The fair value of these interest rate swaps agreements, resulted in a payable of $22 million at September 30, 2008.

The following table summarizes financial instruments outstanding as of September 30, 2008 that are measured at the fair value on a recurring basis and the bases used to determine their fair value in the consolidated balance sheets.

Millions of dollars	Notional Amount	Total	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets at fair value:
Derivatives:
Purchases of crude oil and sales of distillates	$179	$87	$	- -	$87	$	- -
Gasoline and heating oil	67	5		5	- -		- -
	$246	$92		$5	$87	$	- -

Liabilities at fair value:
Derivatives:
Interest rate swaps	$2,350	$22	$	- -	$22	$	- -

The recent volatility in global financial markets has created a considerable amount of uncertainty as major financial institutions undergo financial difficulties.  Lyondell is monitoring the risk of nonperformance by the counterparties to these financial instruments.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.           Derivatives and Financial Instruments – (Continued)

As a result of financial difficulties experienced by major financial institutions beginning in the latter part of the third quarter of 2008, Lyondell received notice that rights of redemption had been suspended with respect to a money market fund in which Lyondell invested approximately $174 million.  As of October 31, 2008, Lyondell had received $89 million and has been advised that additional redemptions are forthcoming.  Based on publicly available information, Lyondell has recorded a provision for an estimated loss of $5 million related to the money market fund and reclassified $169 million from cash and cash equivalents to short-term investments as of September 30, 2008.

14.           Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components:

	Successor			Predecessor
	For the three months ended September 30, 2008			For the three months ended September 30, 2007
Millions of dollars	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$13	$	- -	$13	$3
Interest cost	23		1	22	3
Expected return on plan assets	(27)		(1)	(26)	(4)
Amortization	- -		- -	5	- -
Net periodic pension benefit cost	$9	$	- -	$14	$2

	Successor			Predecessor
	For the nine months ended September 30, 2008			For the nine months ended September 30, 2007
Millions of dollars	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$37	$	- -	$39	$8
Interest cost	67		2	66	8
Expected return on plan assets	(81)		(2)	(74)	(10)
Amortization	- -		- -	10	1
Net periodic pension benefit cost	$23	$	- -	$41	$7

Net periodic other postretirement benefits, which are provided to U.S. employees, included the following cost components:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30
Millions of dollars	2008	2007	2008	2007
Service cost	$1	$1	$4	$4
Interest cost	4	4	12	11
Amortization	- -	(1)	- -	(5)
Net periodic other postretirement benefit cost	$5	$4	$16	$10

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.           Pension and Other Postretirement Benefits – (Continued)

In the third quarter of 2008, Lyondell announced that it would amend the existing U.S. defined benefit plans of Lyondell Chemical Company and Equistar Chemicals, LP effective January 1, 2009.  Under this change, which was approved by management in July 2008, retirement benefits for affected employees will be based on a cash balance formula.  As a result of the amendment, the affected plans were remeasured as of September 30, 2008, resulting in a reduction of the projected benefit obligation of $113 million due to the plan amendment and $77 million due to an increase in the discount rate.  The declining market values resulted in a decrease of $154 million in plan assets at September 30, 2008.  The discount rate used to determine the projected benefit obligation at September 30, 2008 was 7.5% compared to the 6.25% used at December 31, 2007.  The net increase in the funded status of the plans is reflected as a credit in Accumulated Other Comprehensive Income at September 30, 2008 and will be recognized as a reduction in net periodic pension costs beginning in the fourth quarter of 2008.

The assumptions used in the remeasurement of the affected benefit plans were as follows at September 30:

	2008	2007
Discount rate	7.50%	6.25%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%

The decrease in the fair value of the amended plans’ assets and the increase in the discount rate reflected the significant turmoil in financial markets since December 31, 2007 that included declines in asset values and increases in corporate bond yields.  The decrease in the value of the amended plans’ assets represented a decrease of approximately 17% since December 31, 2007.  Lyondell has other pension plans, which are remeasured annually at December 31 and, absent changes in financial market conditions, are subject to decreases in plan asset values and increases in discount rates.

15.           Income Taxes

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

The estimated annual effective income tax rate was 32% for the first nine months of 2008 and 2007.  The 2008 estimated annual effective income tax rate was lower than the statutory 35% rate primarily due to the effects of non-U.S. operations.  The lower estimated annual effective income tax rate for the 2007 period was primarily due to a benefit from newly-enacted Texas state legislation, which allowed the carryforward of certain tax losses for state income tax purposes.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.           Commitments and Contingencies

Commitments—As a result of the sale of its TDI business in September 2008, Lyondell’s annual purchase obligations  decreased by the annual commitment to reimburse Rhodia for the costs of operating the TDI facility at Pont-du-Claix, France.  Using foreign currency exchange rates, market prices of raw materials and other variable cost components such as utility costs in effect at December 31, 2007, Lyondell estimated the annual purchase commitment related to the TDI business, which would have continued through 2016, at approximately $230 million.

Environmental Remediation—Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $199 million and $207 million as of September 30, 2008 and December 31, 2007, respectively.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Lyondell’s accrued environmental liability for the nine-months ended September 30:

	Successor	Predecessor
Millions of dollars	2008	2007
Balance at January 1	$207	$176
Additional provisions	- -	12
Amounts paid	(14)	(13)
Adjustments to purchase price allocation	6	- -
Balance at September 30	$199	$175

The liabilities for individual sites range from less than $1 million to $137 million.  The $137 million liability relates to the Kalamazoo River Superfund Site.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.           Commitments and Contingencies – (Continued)

At the end of 2001, the U.S. Environmental Protection Agency (“EPA”) took lead responsibility for the river portion of the site at the request of the State of Michigan.  In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River.  As these discussions have continued, Millennium has obtained new information about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river, and has been able to reasonably estimate anticipated costs for certain other segments of the river, based in part on experience to date with the remedy currently being applied to the one portion of the river.  As a result, management can reasonably estimate the probable spending for remediation of three segments of the river, which has been accrued as of September 30, 2008.  Management’s best estimates for costs relating to other segments of the river, which may remain uncertain for the foreseeable future, also have been accrued, based on the KRSG study.

As of September 30, 2008, the probable additional future remediation spending associated with the river cannot be determined with certainty, but the amounts accrued are believed to be the current best estimate of future costs, based on information currently available.  At September 30, 2008, the balance of the liability related to the river was $92 million.

In addition Lyondell has recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At September 30, 2008, the balance of the liability was $45 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedies selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

The balance, at September 30, 2008, of Lyondell remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $37 million.

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

16.           Commitments and Contingencies – (Continued)

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

Indemnification—Lyondell and its subsidiaries are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures.  For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering and in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc.  Pursuant to these arrangements, Lyondell and its subsidiaries provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions.  These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation.  As of September 30, 2008, Lyondell has not accrued any significant amounts for such indemnification obligations.  Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.           Commitments and Contingencies – (Continued)

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

17.           Stockholder’s Equity

Additional paid in capital was $455 million and $507 million as of September 30, 2008 and December 31, 2007, respectively.  The $52 million decrease was primarily due to adjustments of the Lyondell purchase price, which reduced LyondellBasell Industries’ investment in Lyondell.

The tax benefits of stock options exercised during the nine months ended September 30, 2007 were $20 million.

18.           Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2008	2007	2008	2007
Net income (loss)	$(232)	$206	$(653)	$401
Other comprehensive income, net of tax:
Continuing operations:
Foreign currency translation, net of tax	(79)	39	(39)	75
Derivative instruments	68	- -	66	- -
Changes in unrecognized employee benefit plan gains and losses	23	3	23	4

Discontinued operations:
Foreign currency translation	- -	- -	- -	17
Sale of discontinued operations	- -	- -	- -	(72)
Total other comprehensive income	12	42	50	24
Comprehensive income (loss)	$(220)	$248	$(603)	$425

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

On September 1, 2008, Lyondell completed the sale of its TDI business, including production assets in Pont-du-Claix, France, related inventories, contracts, customer lists and intellectual property receiving proceeds of $113 million.  As a result, Lyondell’s TDI business, which was part of Lyondell’s chemicals segment, is presented as discontinued operations in Lyondell’s consolidated statements of income and cash flows (see Notes 1 and 5) and therefore is excluded from the operations of the chemicals segment below.

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business (see Note 5) and substantially all of the inorganic chemicals segment was reclassified as a discontinued operation.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.           Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	Fuels	Chemicals	Polymers	Other		Total

Successor
For the three months ended September 30, 2008:
Sales and other operating revenues:
Customer	$3,568	$3,147	$984	$	- -	$7,699
Intersegment	252	749	- -		(1,001)	- -
	3,820	3,896	984		(1,001)	7,699

Segment operating loss	(251)	(71)	(33)		(55)	(410)
Adjustment to LIFO basis						446
Operating income						36

Loss from equity investments	- -	(2)	- -		- -	(2)

Predecessor
For the three months ended September 30, 2007:
Sales and other operating revenues:
Customer	$3,349	$3,011	$903		$6	$7,269
Intersegment	260	654	- -		(914)	- -
	3,609	3,665	903		(908)	7,269

Segment operating income (loss)	372	166	62		(29)	571
Adjustment to LIFO basis						(145)
Operating income						426

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.           Segment and Related Information – (Continued)

Millions of dollars	Fuels	Chemicals	Polymers	Other		Total

Successor
For the nine months ended September 30, 2008:
Sales and other operating revenues:
Customer	$11,683	$9,641	$2,989	$	- -	$24,313
Intersegment	756	2,260	- -		(3,016)	- -
	12,439	11,901	2,989		(3,016)	24,313

Segment operating income (loss)	509	33	(68)		(71)	403
Adjustment to LIFO basis						(223)
Operating income						180

Loss from equity investments	- -	(5)	- -		- -	(5)

Predecessor
For the nine months ended September 30, 2007:
Sales and other operating revenues:
Customer	$8,851	$8,896	$2,595		$6	$20,348
Intersegment	699	1,734	- -		(2,433)	- -
	9,550	10,630	2,595		(2,427)	20,348

Segment operating income (loss)	1,022	603	98		(22)	1,701
Adjustment to LIFO basis						(439)
Operating income						1,262

Income from equity investments	- -	2	- -		- -	2

Sales and other operating revenues and operating income in the “Other” column above include elimination of intersegment transactions and businesses that are not reportable segments.  The 2007 segment information presented above has been reclassified to conform with the new business segments created during the acquisition of Lyondell by LyondellBasell Industries.

20.           Subsequent Event

As part of LyondellBasell Industries’ efforts to reduce fixed costs and respond to significant market volatility, LyondellBasell Industries has determined that it is necessary to pursue a reorganization which will decrease the size of the top levels of LyondellBasell Industries, including Lyondell, and streamline the remaining levels.  The program is expected to result in approximately a 15 percent reduction in the total workforce with potential impacts on production and office facilities in every region, aside from the fastest-growing areas, over the next 12 to 18 months, but the benefits of these programs may not be realized until later periods.  The Company expects to record a charge related to severance and related costs associated with the reorganization in the fourth quarter of 2008 and charges related to other costs, associated with the potential impacts to the Company’s assets, as incurred.

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

Lyondell’s consolidated operating results are determined using the last-in, first-out (“LIFO”) method of accounting for certain inventory and are discussed in the following “Overview” and “Results of Operations” sections.  This discussion is supplemented by a discussion of Lyondell’s segment operating results under the “Segment Analysis” heading of “Results of Operations.”  For purposes of evaluating segment results, management reviews operating results determined using the first-in, first-out (“FIFO”) method of accounting for inventory.

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2008 operating results to second quarter 2008 operating results.  Lyondell’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

The consolidated statement of income for the three and nine months ended September 30, 2008 reflects post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial information presents separately the period prior to the acquisition (“Predecessor”) and the period after the acquisition (“Successor”).

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Lyondell’s operating income in the periods under review has been adversely affected by lost production at the Houston refinery attributable to a major planned maintenance turnaround, an FCC unit upgrade and catalyst changes; lost production due to unplanned maintenance on the Houston refinery’s FCC unit; an incident involving a contractor company’s crane at the Houston refinery in July 2008, which lead to a re-scoping and time extension of a major maintenance turnaround, and lost production during an approximately two to three week period in September 2008 when substantially all of the Company‘s U.S. Gulf Coast operations were temporarily off-line as a result of Hurricane Ike.

We present below the estimated effect of this lost production on our operating income.  The effect on operating income is calculated by multiplying the profit margins being achieved by the relevant facility during or prior to the relevant period by the estimated amount of lost production volume in that period and may not give effect to any market driven increase or decrease in profit margins in the relevant periods or any potential recovery of lost production volume in future periods.  The estimated effect on operating income is provided for illustrative purposes only, and does not purport to present what Lyondell’s actual results of operations would have been in the absence of the events described above.

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

On September 1, 2008, Lyondell completed the sale of its toluene diisocyanate (“TDI”) business, including production assets in Pont-du-Claix, France, related inventories, contracts, customer lists and intellectual property receiving proceeds of $113 million.  The sales price will be adjusted based on the agreed upon value of working capital at the closing date.  As a result, the TDI business, which is part of Lyondell’s chemicals segment, is reported as a discontinued operation.

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business in a transaction valued at $1.3 billion, including the acquisition of working capital and assumption of certain liabilities directly related to the business.  As a result, the inorganic chemicals business segment was reported as a discontinued operation in 2007.

Unless otherwise indicated, the following discussion of Lyondell’s operating results excludes the TDI and the inorganic chemicals businesses.

The third quarter 2008 was marked by a number of significant events, including slowing world economic growth, decreasing crude oil prices, two U.S. Gulf Coast hurricanes and a crisis in global financial markets.  The U.S. Gulf Coast hurricanes, Gustav and Ike, disrupted Gulf Coast refining and chemical industry operations during late August and mid-September 2008, resulting in a significant loss of third quarter 2008 North American industry production.  Underlying operating results reflected the crude oil price decrease, which led to lower prices for crude oil-related raw materials used in the production of chemical products.  Although they decreased during the third quarter 2008, crude oil prices averaged higher compared to the third quarter 2007.

In the first nine months of 2008 compared to the same period in 2007, heavy crude refining margins benefited from strong demand for diesel fuel and the cost differential between light crude oil and heavy crude oil, while margins for fuels products, such as methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”), benefited from higher gasoline prices.  Higher average prices for crude oil and natural gas liquids contributed to higher raw material costs for chemical producers, putting pressure on chemical product margins, particularly ethylene.  Fuels, chemicals and polymers markets in the U.S. experienced some weakening of demand during the 2008 period.

Lyondell’s third quarter 2008 operating results were negatively impacted by the effects of planned and unplanned outages related to Hurricane Ike and a maintenance turnaround at the Houston refinery, all of which resulted in lost production and higher costs during the third quarter 2008.  During September 2008, Lyondell suspended refining and chemical operations at almost all of its U.S. Gulf Coast plants as a result of the hurricane.  The duration of the outage related to the scheduled Houston refinery turnaround increased due to the hurricane and an incident involving a contractor company’s crane.

In addition to the negative effects of the hurricane and the refinery turnaround, Lyondell’s operating results for the first nine months of 2008, compared to the same period in 2007, reflected the negative effect of significantly higher average raw material costs.  Additionally, as a result of the acquisition, higher debt levels resulted in an increase in net interest expense.

RESULTS OF OPERATIONS

Revenues—Lyondell’s revenues of $7,699 million in the third quarter 2008 were 6% higher compared to revenues of $7,269 million in the third quarter 2007, and revenues of $24,313 million in the first nine months of 2008 were 19% higher compared to $20,348 million in the first nine months of 2007, due to higher average sales prices across all business segments, particularly in the fuels segment partly offset by lower sales volumes.  Concurrent with the acquisition by LyondellBasell Industries, Lyondell sold certain of its non-U.S. subsidiaries to other subsidiaries of the Basell Group.  Sales of these subsidiaries for the quarter and nine months ending September 30, 2007 were $619 million and $1,835 million, respectively.

Cost of Sales—Lyondell’s cost of sales of $7,532 million in the third quarter 2008 was 13% higher compared to $6,637 million in the third quarter 2007, and cost of sales of $23,739 million in the first nine months of 2008 was 28% higher compared to $18,504 million in the first nine months of 2007.  Cost of sales increases in the third quarter and the first nine months of 2008 were primarily due to escalation in raw material and energy costs across all business segments.  Cost of sales of the non-U.S. subsidiaries sold to the Basell Group was $566 million and $1,646 million, respectively, for the quarter and nine months ending September 30, 2007.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $115 million in the third quarter 2008 compared to $188 million in the third quarter 2007 and $344 million in the first nine months of 2008 compared to $527 million in the first nine months of 2007.  The decreases were primarily due to lower employee bonus and long-term incentive expense. The effect of the sale of certain non-U.S. subsidiaries to LyondellBasell Industries in the acquisition was substantially offset by higher legal expenses and higher losses on the sale of accounts receivable due to the significantly higher volume of such sales in the 2008 periods.

Operating Income—Lyondell had operating income of $36 million in the third quarter 2008 compared to $426 million in the third quarter 2007 and $180 million in the first nine months of 2008 compared to $1,262 million in the first nine months of 2007.  The decreases were primarily attributable to the effect of escalating raw material costs, particularly in the second quarter 2008, and the negative effects of the planned and unplanned outages related to the Houston refinery maintenance turnarounds and Hurricane Ike.  In addition, as a result of the adjustment of Lyondell’s assets to fair value after the acquisition, depreciation and amortization expense increased $110 million and $336 million in the third quarter and first nine months of 2008 compared to the same periods in 2007.  Operating income for the quarter and nine months ended September 30, 2007 included $70 million and $209 million, respectively, of operating income of the non-U.S. subsidiaries sold to the Basell Group.  Operating results are reviewed further in the “Segment Analysis” section below.

Interest Expense—Interest expense was $424 million in the third quarter 2008 compared to $144 million in the third quarter 2007 and $1,255 million in the first nine months of 2008 compared to $499 million in the first nine months of 2007.  Lyondell had related party interest expense of $175 million and $550 million, respectively, in the third quarter and first nine months of 2008.  The increase in interest expense was attributable to an approximately $13.5 billion increase in debt since September 30, 2007 primarily as a result of the acquisition of Lyondell by LyondellBasell Industries.

Other Income (Expense), Net—Lyondell had other income, net, of $21 million and $24 million, respectively, in the third quarter of 2008 and 2007 and other income, net, of $14 million and other expense, net, of $15 million, respectively, in the first nine months of 2008 and 2007.  Other income in all periods primarily reflected foreign exchange gains, which were offset in the first nine months of 2007 by net expenses related to debt prepayments.

Income Tax—The estimated annual effective income tax rate was 32%  for the first nine months of 2008 and 2007.  The 2008 estimated annual effective income tax rate was lower than the statutory 35% rate primarily due to the effects of non-U.S. operations. The lower estimated annual effective income tax rate for the 2007 period was primarily due to a benefit from newly-enacted Texas state legislation, which allowed the carryforward of certain tax losses for state income tax purposes.

Income (Loss) from Continuing Operations—The following table summarizes the major components contributing to income (loss) from continuing operations.

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the nine months ended
	September 30,		September 30,
Millions of dollars	2008	2007	2008	2007
Operating income	$36	$426	$180	$1,262
Interest expense, net	(393)	(138)	(1,178)	(473)
Other, net	19	24	9	(13)
Provision for (benefit from) income taxes	(105)	115	(321)	245
Income (loss) from continuing operations	$(233)	$197	$(668)	$531

As described below under “Segment Analysis,” in the third quarter and first nine months of 2008, significantly higher average costs of raw materials were only partially offset by higher average product sales prices, contributing to the lower overall operating results compared to the same periods in 2007.  In addition, higher debt levels, as a result of the acquisition, contributed to the higher interest expense.

Income from Discontinued Operations, Net of Tax—Income from discontinued operations, net of tax, was $1 million in the third quarter 2008 compared to $9 million in the third quarter 2007 and $15 million in the first nine months of 2008 compared to a loss of $130 million in the first nine months of 2007.  The loss in the first nine months of 2007 was primarily due to the May 2007 sale of the inorganic chemicals business and reflected the unfavorable tax effect of nondeductible capital losses resulting from the sale.

Third Quarter 2008 versus Second Quarter 2008

Lyondell had a loss from continuing operations of $233 million in the third quarter 2008 compared to a loss of $202 million in the second quarter 2008.  Underlying operating results improved benefiting from the decrease in crude oil prices, partly offset by seasonally lower fuels margins. However, the third quarter 2008 was negatively affected by an estimated $330 million negative effect of lost production due to planned and unplanned outages related to the maintenance turnaround at the Houston refinery and Hurricane Ike and related costs of $43 million, including a $7 million impairment of the carrying value of assets.  The second quarter 2008 was negatively affected by an estimated $147 million as a result of lost production due to operational outages at the Houston refinery, including the fluid catalytic cracker (“FCC”) unit.

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

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Millions of dollars
Sales and other operating revenues:
Fuels segment	$3,820	$3,609	$12,439	$9,550
Chemicals segment	3,896	3,665	11,901	10,630
Polymers segment	984	903	2,989	2,595
Other, including intersegment eliminations	(1,001)	(908)	(3,016)	(2,427)
Total	$7,699	$7,269	$24,313	$20,348

Operating income (loss):
Fuels segment	$(251)	$372	$509	$1,022
Chemicals segment	(71)	166	33	603
Polymers segment	(33)	62	(68)	98
Other, including intersegment eliminations	(55)	(29)	(71)	(22)
LIFO adjustment	446	(145)	(223)	(439)
Total	$36	$426	$180	$1,262

Fuels Segment

Overview—In its fuels segment, Lyondell produces refined petroleum products, including gasoline, ultra low sulfur diesel, jet fuel, aromatics, lubricants and gasoline blending components, such as MTBE and ETBE and alkylate.

In the first nine months of 2008, benchmark heavy crude refining margins benefited from strong demand for diesel fuel and the differential between the cost of light crude oil and heavy crude oil. Benchmark margins for gasoline blending components, such as MTBE and ETBE, benefited from higher gasoline prices.

Third quarter 2008 fuels segment operating results reflected seasonally lower product margins, following the summer driving season, and the negative effects of the planned and unplanned outages due to the turnaround and the hurricane, which resulted in lost production and additional costs during the period.

Underlying operating results reflected a significant decrease in product margins compared to the third quarter 2007, due to the effect of the decrease in crude oil prices.  While sales prices declined with the decreasing crude oil prices in the third quarter 2008, the cost of sales reflected higher-priced product sold from inventory.

Lyondell scheduled a maintenance turnaround at the Houston refinery in the third quarter 2008 for one of the refinery’s crude trains and coker units.  As a result of an incident early in the quarter involving a contractor company’s crane and Hurricane Ike later in the quarter, the coker unit was down through the end of the third quarter 2008, and is scheduled to restart in early December 2008.

In addition to the planned and unplanned outages in the third quarter, operating results in the 2008 period were negatively impacted by an unplanned outage of a FCC unit and other operating units at Houston Refining, all of which resulted in lost production and additional maintenance costs.  The first nine months of 2007 included a major planned maintenance turnaround as well as planned and unplanned outages, which negatively impacted sales volumes and costs.

See “Financial Condition-Liquidity and Capital Resources” regarding the July 2008 incident at the Houston refinery.

The following table sets forth the fuels segment’s sales and other operating revenues, operating income and sales volumes for refined products and certain gasoline blending components.

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the nine months ended
	September 30,		September 30,
Millions of dollars	2008	2007	2008	2007
Sales and other operating revenues	$3,820	$3,609	$12,439	$9,550
Operating income (loss)	(251)	372	509	1,022

Sales volumes, in millions
Gasoline blending components – MTBE/ETBE (gallons)	115	306	337	878

Thousands of barrels per day
Refined products sales volumes:
Gasoline	150	149	133	122
Diesel and heating oil	62	85	76	82
Jet fuel	9	17	13	20
Aromatics	1	7	3	7
Other refined products	73	118	107	127
Total refined products sales volumes	295	376	332	358

Crude processing rates	143	271	227	255

Market margins - $ per barrel
WTI – 2-1-1	15.80	11.66	13.50	14.54
WTI Maya	11.20	12.31	16.35	11.51
Total	27.00	23.97	29.85	26.05

Revenues—The fuels segment had revenues of $3,820 million in the third quarter 2008, which were 6% higher compared to revenues of $3,609 million in the third quarter 2007, while revenues of $12,439 million in the first nine months of 2008 were 30% higher compared to revenues of $9,550 million in the first nine months of 2007.  The increases in the third quarter and first nine months of 2008 were primarily due to the effects of higher average refined product and gasoline blending component sales prices, partially offset by decreases in sales volumes of gasoline blending components and refining products.

The lower refining product sales volumes were due to the planned and unplanned outages.  The decreases in sales volumes of gasoline blending components during the third quarter and first nine months of 2008 were primarily due to the sale of certain of Lyondell’s non-U.S. subsidiaries to other subsidiaries of the Basell Group in late 2007.

Operating Income—The fuels segment had an operating loss of $251 million in the third quarter 2008 compared to operating income of $372 million in the third quarter 2007 and had operating income of $509 million in the first nine months of 2008 compared to $1,022 million in the first nine months 2007.  The decrease in operating income in the third quarter and first nine months of 2008 compared to the same 2007 periods was due to lower product margins and the negative effects of the planned and unplanned outages related to the maintenance turnaround and the hurricane.

The lower product margins in the 2008 periods reflected the effects of the decrease in crude oil prices in the third quarter 2008.  Sales prices declined with the decreasing crude oil prices in the third quarter 2008, while the cost of sales reflected higher-priced product sold from inventory in the 2008 periods.  During the same 2007 periods, sales prices increased more than the cost of sales, as some of the raw material cost increases were deferred and carried in inventory.

The third quarter was negatively affected by an estimated $200 million effect of lost production due to the planned and unplanned outages, and related costs of $13 million.  In addition to the third quarter 2008 effects of the extended maintenance turnaround and the hurricane, lower operating income during the first nine months of 2008 compared to the first nine months of 2007 reflected an estimated $187 million effect of lost production due to unplanned maintenance on the refinery’s FCC and other operating units, including $16 million of higher costs, partially offset by higher margins for diesel, jet fuel and gasoline blending components.  The first nine months of 2007 were negatively affected by an estimated $195 million effect of a major planned maintenance turnaround and other outages, which negatively affected sales volumes and costs in that period.

Third Quarter 2008 versus Second Quarter 2008

The fuels segment had an operating loss of $251 million in the third quarter 2008 compared to operating income of $521 million in the second quarter 2008.  The third quarter reflected lower product margins, due to seasonality and the effect of the decrease in crude oil prices.  The third quarter 2008 were negatively affected by the negative effect of the planned and unplanned outages at the Houston refinery related to the maintenance turnaround and Hurricane Ike, which resulted in an estimated $200 million of lost production and related costs of $13 million.  The second quarter was negatively affected by an estimated $147 million as a result of lost production due to operational outages at the Houston refinery, including the FCC unit.  Crude processing rates for the Houston refinery were 143 thousand barrels per day in the third quarter 2008 and 273 thousand barrels per day in the second quarter 2008.

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

During a substantial portion of the first nine months of 2008 compared to the same period in 2007, U.S. ethylene producers using crude oil-based raw materials experienced lower profitability as increases in benchmark ethylene and co-product sales prices did not keep pace with rapidly rising raw material costs.  As discussed below, benchmark prices of both crude oil-based liquid raw materials and natural gas liquids-based raw materials averaged higher in the 2008 periods, with crude oil prices reaching record levels during the second quarter 2008.

Prior to the U.S. Gulf Coast hurricanes, which negatively affected third quarter 2008 U.S. operating rates and ethylene demand, U.S. ethylene operating rates, including the 2007 periods, were in the 90% to 95% range.  Demand for ethylene in the U.S. decreased an estimated 18% and 8% in the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007.  Markets for ethylene derivatives and ethylene co-products and PO and PO derivatives began to experience weaker demand in 2008, and styrene markets continued to be oversupplied compared to the same periods in 2007.

Although benchmark crude oil prices decreased during the third quarter 2008, leading to lower sales prices, chemicals segment operating results reflected the effect of higher-priced product sold from inventory.  The chemicals segment’s underlying operating results declined in the first nine months of 2008 compared to the same 2007 periods due to significantly higher raw material costs including the negative effect of selling inventories recorded at fair value in the acquisition of Lyondell.  Operating results were also negatively affected by Hurricane Ike, which resulted in lost production and additional costs during the third quarter and first nine months of 2008.

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

Lyondell has the ability to shift its ratio of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.  However, this ability is limited and, in the first nine months of 2008, was not sufficient to offset the significant differential increase in the price of liquids versus NGLs and the failure of the co-product price increases to offset this differential increase.  During the third quarter 2008, the price differential between liquids and NGLs decreased as crude oil prices began to decline, making liquids more competitive.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three-month and nine-month periods, as well as benchmark U.S. sales prices for ethylene and propylene, which Lyondell produces and sells or consumes internally.  The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price And Percent Change Versus Prior Year Period Average
	For the three months ended			For the nine months ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Crude oil – dollars per barrel	117.83	75.40	56%	113.24	66.09	71%
Natural gas – dollars per million BTU’s	9.28	6.19	50%	9.46	6.67	42%
NWE Naphtha – dollars per barrel	109.72	74.97	46%	106.50	70.35	51%
Weighted average cost of ethylene production – cents per pound	52.22	38.73	35%	52.36	33.80	55%
Ethylene – cents per pound	68.00	50.17	36%	64.94	44.94	45%
Propylene – cents per pound	76.83	50.83	51%	68.22	47.96	42%

While the increase in natural gas prices was not as dramatic as that of crude oil, NGL prices were significantly higher during the third quarter and the first nine months of 2008 compared to the third quarter and the first nine months of 2007.  These increases were indicative of the pressure on Lyondell’s raw material costs, both crude oil-based and NGL-based.

The following table sets forth the chemicals segment’s sales and other operating revenues, operating income and selected product sales volumes.

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Millions of dollars
Sales and other operating revenues	$3,896	$3,665	$11,901	$10,630
Operating income (loss)	(71)	166	33	603

Sales volumes, in millions
Ethylene and derivatives (pounds)	2,500	2,952	8,203	8,934
Intersegment sales to polymers included above (pounds)	1,143	1,335	3,680	4,064
Other ethylene derivatives included above (pounds)	409	551	1,514	1,703
Ethylene co-products:
Non-aromatics (pounds)	1,575	1,951	5,063	5,985
Aromatics (gallons)	52	89	201	271
PO and derivatives (pounds)	410	783	1,570	2,445
Co-product styrene (pounds)	529	971	1,882	2,949

Revenues—Revenues of $3,896 million in the third quarter 2008 were 6% higher compared to revenues of $3,665 million in the third quarter 2007, while revenues of $11,901 million in the first nine months of 2008 were 12% higher compared to revenues of $10,630 million in the first nine months of 2007.  Revenues increased in both 2008 periods due to higher average sales prices, partially offset by the effect of lower sales volumes.

Ethylene, ethylene derivatives and ethylene co-products sales volumes in the third quarter and the first nine months of 2008 were lower compared to the same periods of 2007 as a result of lost production due to the suspension of operations for Hurricane Ike.  In addition, ethylene co-product sales volumes decreased due to a shift to NGL-based raw materials, which yield lower co-products volumes than crude-oil based raw materials.  PO, PO derivatives and styrene sales volumes in the third quarter and first nine months of 2008 were lower compared to the same periods in 2007 primarily due to the sale of certain of Lyondell’s non-U.S. subsidiaries to other subsidiaries of the Basell Group in late 2007.  Revenues of these subsidiaries were $394 million and $1,255 million in the third quarter and the first nine months of 2007, respectively.

Operating Income—The chemicals segment had an operating loss of $71 million in the third quarter 2008 compared to operating income of $166 million in the third quarter 2007 and operating income of $33 million in the first nine months of 2008 compared to $603 million in the first nine months of 2007.  The decreases in operating income were primarily due to lower ethylene product margins and lower sales volumes in the 2008 periods.

Sales prices declined with the decreasing crude oil prices in the third quarter 2008, while the cost of sales reflected higher-priced product sold from inventory in the 2008 periods.  During the same 2007 periods, sales prices increased more than the cost of sales, as some of the raw material cost increases were deferred and carried in inventory.

The third quarter and first nine months of 2008 included an estimated $120 million negative impact of lost production due to the suspension of operations for Hurricane Ike and related costs of $26 million, including a $7 million charge for the impairment of the carrying value of assets.  Operating results for the first nine months of 2008 were affected by a $77 million unfavorable effect of selling inventories that were recorded at fair value as a result of the Lyondell acquisition.  The lower results were also due to the sale of certain of Lyondell’s non-U.S. subsidiaries to other subsidiaries of the Basell Group.  Operating income of these subsidiaries was $44 million and $144 million in the third quarter and the first nine months of 2007, respectively.

Third Quarter 2008 versus Second Quarter 2008

The chemicals segment had an operating loss of $71 million in the third quarter 2008 compared to operating income of $148 million in the second quarter 2008.  The third quarter was negatively affected by the lost production, estimated at $120 million, and related costs of $26 million,  including a $7 million charge for impairment of the carrying value of assets, resulting from Hurricane Ike.  The remaining decrease of $73 million reflects the effects of lower product margins and lower sales volumes in the third quarter 2008.  The lower third quarter product margins reflected sales prices that decreased during the quarter more than related costs of sales, primarily for ethylene.  The benchmark price of ethylene decreased $11.50 per pound, or 18%, from July to September 2008.

Polymers Segment

Overview—The polymers segment includes polyethylene, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), and polypropylene.

During the first nine months of 2008 compared to the same 2007 period, U.S. markets experienced weaker demand with the third quarter 2008 U.S. Gulf Coast hurricanes having a significant negative effect on North American sales in that period.  Total U.S. demand for polyethylene decreased an estimated 11% in the third quarter and 4% in the first nine months of 2008 compared to the same periods in 2007.  Prior to the third quarter 2008, polyethylene operating rates, including the 2007 periods, were in the 85% to 90% range.  Higher raw material costs in the first nine months of 2008 compared to the same 2007 period put pressure on polymers product margins.

Polymers segment operating results in the third quarter and first nine months of 2008 compared to the same 2007 periods were negatively affected by lower product sales volumes and margins.  The lower margins were primarily due to higher raw material costs, including, in the first nine months of 2008, an unfavorable effect from selling inventories that were recorded at fair value as a result of the Lyondell acquisition.

The following table sets forth the polymer segment’s sales and other operating revenues, operating income, product sales volumes and average benchmark market prices for HDPE.

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the nine months ended
	September 30,		September 30,
Millions of dollars	2008	2007	2008	2007
Sales and other operating revenues	$984	$903	$2,989	$2,595
Operating income (loss)	(33)	62	(68)	98

Sales volumes, in millions
Polyethylene (pounds)	1,127	1,327	3,770	4,115
Polypropylene (pounds)	29	64	120	196

Average benchmark price
HDPE – cents per pound	100.67	76.00	92.44	69.89

Revenues—Revenues of $984 million in the third quarter 2008 were 9% higher compared to revenues of $903 million in the third quarter 2007, and revenues of $2,989 million in the first nine months of 2008 were 15% higher compared to $2,595 million in the first nine months of 2007.  The increases in both 2008 periods reflected higher average sales prices partially offset by the effect of lower sales volumes.  Sales volumes averaged 17% lower in the third quarter 2008 and 10% lower in the first nine months of 2008 compared to the same periods in 2007.

Operating Income—The polymers segment had operating losses of $33 million and $68 million in the third quarter and first nine months of 2008, respectively, compared to operating income of $62 million and $98 million in the third quarter and first nine months of 2007, respectively.  The effect of lower sales volumes and lower product margins negatively affected profitability in the third quarter and first nine months of 2008.  The lower product margins reflected higher raw material costs that more than offset increases in average sales prices.  Operating results for the first nine months of 2008 also included a $24 million unfavorable effect of selling inventories during the first quarter of 2008 that were recorded at fair value.

Third Quarter 2008 versus Second Quarter 2008

The polymers segment had operating losses of $33 million in the third quarter 2008 and $16 million in the second quarter 2008.  The increased loss was primarily due to lower sales volumes and, to a lesser extent, lower product margins in the third quarter 2008 compared to second quarter 2008.

FINANCIAL CONDITION

Operating Activities—Operating activities of continuing operations used cash of $175 million in the first nine months of 2008 compared to providing cash of $894 million in the first nine months of 2007.  The $1,069 million decrease primarily reflected significantly lower operating results in 2008.

Changes in the main components of working capital used cash of $18 million in the first nine months of 2008 compared to $105 million in the first nine months of 2007.  The main components of working capital during 2008 reflected the disruptive effects of Hurricane Ike on the Company’s U.S. Gulf Coast operations and the planned and unplanned outages related to the Houston refinery turnaround, which resulted in lower sales volumes.

In addition to turnaround-related expenditures, the Houston refinery had to purchase lighter grades of crude oil on less favorable credit terms during the turnaround.  A general tightening of trade credit in the industry also contributed to the decrease in liquidity.

The main components of working capital in the 2007 period primarily reflected the effects of escalating sales prices and raw material costs.

The use of cash indicated by changes in other, net in both periods reflected annual payments primarily of employee bonus awards and property taxes.

Investing Activities—Investing activities of continuing operations used cash of $1,314 million in the first nine months of 2008 and $571 million in the first nine months of 2007.  The $743 million increase primarily related to $1,002 million of advances to related parties, partially offset by proceeds from the sale of the toluene diisocyanate (“TDI”) business and reduced capital expenditures in 2008 compared to the 2007 period.

As a result of financial difficulties experienced by major financial institutions beginning in the latter part of the third quarter of 2008, Lyondell received notice that rights of redemption had been suspended with respect to a money market fund in which Lyondell invested approximately $174 million.  As of October 31, 2008, Lyondell had received $89 million and has been advised that additional redemptions are forthcoming.  Based on additional information, Lyondell has recorded a provision for an estimated loss of $5 million related to the money market fund and reclassified $169 million from cash and cash equivalents to short-term investments as of September 30, 2008.

On September 1, 2008, Lyondell completed the sale of its TDI business, including production assets in Pont-du-Claix, France, related inventories, contracts, customer lists and intellectual property, receiving proceeds of $113 million (see Note 5 to Consolidated Financial Statements).

The following table summarizes capital expenditures and capital-related contributions to joint ventures as well as 2008 planned capital spending.
		Successor	Predecessor
		For the nine months ended
		September 30,
Millions of dollars	Plan 2008	2008	2007
Capital expenditures by segment:
Fuels	$205	$153	$173
Chemicals, including contributions to PO Joint Ventures	193	123	187
Polymers	22	11	9
Other	8	5	3
Total capital expenditures	428	292	372
Less:
Contributions to PO Joint Ventures	8	13	12
Consolidated capital expenditures	$420	$279	$360

The lower capital expenditure levels in the first nine months of 2008 compared to the same 2007 period primarily reflected a decrease in spending for environmental and regulatory requirements, as projects were completed or neared completion.

The first nine months of 2007 included $1,089 million of net cash proceeds from the sale of Lyondell’s worldwide inorganic chemicals business, which were used to reduce debt.  See Note 5 to the Consolidated Financial Statements.  In addition, the 2007 period included $94 million of acquisition-related tax payments and $97 million of payments to discontinued operations.

Investing activities of discontinued operations provided cash of $82 million in the first nine months of 2007.

Financing Activities—Financing activities of continuing operations provided cash of $1,510 million in the first nine months of 2008 and used cash of $1,404 million in the first nine months of 2007.

In the first nine months of 2008, Lyondell borrowed $1,063 million under the inventory-based credit facility, $728 million under the senior secured revolving credit facility and $56 million under LyondellBasell Industries’ European accounts receivable securitization program.

In April 2008, LyondellBasell Industries amended its €620 million ($888 million) accounts receivable securitization program to add certain Lyondell subsidiaries as sellers under the program.  As a result of the August 2008 Standard and Poor's Rating Service ("S&P") downgrade of LyondellBasell Industries’ corporate credit rating from B+ to B, LyondellBasell Industries has daily reporting requirements under the €620 million accounts receivable securitization facility, which could impact the availability of funds under the facility in the future  (see Note 12 to the Consolidated Financial Statements).

During the first nine months of 2008, Lyondell made amortization payments totaling $110 million on term loans A and B.  Also in the first nine months of 2008, Lyondell called and repaid the remaining $31 million principal amount due under notes that were not tendered in December 2007, and paid premiums totaling $2 million and repaid $158 million related to Millennium’s 4% convertible debentures.

In addition, in the first nine months of 2008, Lyondell made payments totaling $44 million for fees primarily related to the April 2008 debt amendments described in the “Debt Agreement Amendments” section of “Liquidity and Capital Resources” below.

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

As of September 30, 2008, there were no borrowings outstanding under the facility.  At each borrower’s option, loans under the revolving credit facility bear interest at rates equal to London Interbank Offered Rate (“LIBOR”) plus 6% or the higher of the (i) federal funds rate plus 0.5% and (ii) prime rate, plus, in each case, 5%.  Interest rates may be adjusted, from time to time, based upon the First Lien Senior Secured Leverage Ratio as calculated at such time and as further described in the revolving credit facility.

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

Quarterly cash dividends of $0.225 per share of common stock were paid, totaling $171 million in the first nine months of 2007.

Proceeds from the exercise of stock options and the related tax benefits of $20 million totaled $81 million in the first nine months of 2007.

The repayment of debt upon the May 15, 2007 sale of the discontinued operations used cash of $99 million.  Financing activities of discontinued operations provided cash of $23 million in the first nine months of 2007.

Liquidity and Capital Resources—Lyondell’s consolidated balance sheet is highly levered and its available cash, access to additional capital and business and future prospects could be limited by its significant amount of debt and other financial obligations, restrictive loan covenants and the current condition of the capital markets.  Lyondell requires a significant amount of cash to service its indebtedness, and its ability to generate cash will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control.  In addition, Lyondell could be impacted by the operating performance and cash requirements of the subsidiaries of the Basell Group.

LyondellBasell Industries manages the cash and liquidity of Lyondell and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility.  The majority of the operating subsidiaries of LyondellBasell Industries, including Lyondell, have provided guarantees or collateral for the debt of various LyondellBasell Industries subsidiaries totaling approximately $23 billion at September 30, 2008 that was used primarily to acquire Lyondell.  Accordingly, Lyondell's liquidity and capital resources are integrated with LyondellBasell Industries.

LyondellBasell Industries’ total liquidity, including cash on hand and unused availability under various liquidity facilities was $1,575 million at September, 30, 2008 compared to $2,856 million at June 30, 2008.  The primary factors for the decline in liquidity included:

•	The impacts of Hurricanes Ike and Gustav, which resulted in the temporary shutdown of 13 of LyondellBasell Industries’ 14 U.S. Gulf Coast plants.

•	The turnaround of the Houston refinery, which was extended by the collapse of a contractor company’s crane installed in preparation for the turnaround of a coker unit.

•
Inability to access $169 million of cash equivalents, which were reclassified as short term investments.  LyondellBasell Industries subsequently collected $89 million of this amount and expects the remainder to be forthcoming within the next 12 months.

•	Lower margins and a general decrease in demand for fuels, chemicals and polymers products, reflecting the present economic slowdown in a number of LyondellBasell Industries’ markets globally.

•
Payment of the working capital settlement of $373 million related to the Berre refinery acquisition, partly offset by the benefit of adding the Berre refinery and the Solvay Engineered Plastics business in 2008.

The current global financial crisis and recessionary concerns have created substantial uncertainty for the global economy and the markets in which LyondellBasell Industries, including Lyondell, operates.  LyondellBasell Industries’ markets are experiencing a softening of demand combined with continued unprecedented volatility in raw material costs.  During the fourth quarter of 2008, demand in major markets and spot prices for some of LyondellBasell Industries’ products have declined significantly.  In addition, demand for gasoline in North America has declined substantially compared to the third quarter of 2007, which in turn has reduced LyondellBasell Industries’ margins in its fuels business.  These conditions have also had a negative impact on trade credit available to LyondellBasell Industries and its suppliers and customers.

These conditions, which are expected to continue during the fourth quarter of 2008 and which may continue into 2009, could place further demands on LyondellBasell Industries’ liquidity particularly in the first quarter when it historically has had significant operating cash flow requirements for annual compensation costs, property taxes, annual insurance premiums and annual rebate payments to customers. In addition, LyondellBasell has two key debt compliance ratios based on EBITDA that LyondellBasell Industries must continue to comply with in the fourth quarter of 2008 and in each quarter of 2009 and thereafter.

LyondellBasell Industries is taking steps to reduce costs, working capital and discretionary capital spending, including the temporary idling of one of its U.S. Gulf Coast ethylene facilities, representing 11 percent of its U.S. olefins capacity, and reduction of operating rates of certain integrated cracker operations as well as adjusting operating rates at its polymers facilities globally to optimize working capital requirements. Furthermore, LyondellBasell Industries has expanded its synergy program to a broader, more substantial cost reduction program in anticipation of a potentially deeper economic downturn. As part of this program, LyondellBasell Industries is evaluating all of its strategic options with respect to asset utilization, including possible sales or other monetization of some assets, and a restructuring of the organization, including anticipated head count reductions of approximately 15 percent, to reduce costs.  LyondellBasell Industries expects full implementation of these programs within the next 12 to 18 months, but the benefits of these programs may not be realized until later periods.  LyondellBasell Industries expects to record a charge related to severance and related costs associated with the reorganization in the fourth quarter of 2008 and charges related to other costs associated with the potential impacts to LyondellBasell Industries’ assets as incurred.

LyondellBasell Industries believes that, with lower raw material costs, the post-hurricane restoration of substantially all of its U.S. Gulf Coast operations, the anticipated early December  2008 restart of the second coker unit at the Houston Refinery, reduced capital expenditures and the implementation of its cost reduction initiatives, conditions will be such that LyondellBasell Industries can comply with its debt covenants and that operating cash flows, together with availability under various liquidity facilities, will be adequate to meet anticipated future cash requirements, including scheduled debt service obligations, necessary capital expenditures and ongoing operations, for the foreseeable future.  However, should demand for its products be significantly below LyondellBasell Industries’ expectations, unplanned plant outages occur or product margins compress below expectations, whether because raw material prices return to the high levels experienced in the first part of 2008 or otherwise, LyondellBasell Industries’ cash flow could be lower than expected or negative.  While liquidity at the present time is adequate, a sustained lower-than-expected or negative cash flow could result in existing sources of liquidity not being adequate to fund operations and meet debt service requirements.  Failure to comply with quarterly debt covenants will result in a default under LyondellBasell Industries’ loan agreements.  See "Effects of Breach" below.

The consolidated financial statements of LyondellBasell Industries and Lyondell have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Total debt, including current maturities and related party borrowings, under which Lyondell is the primary obligor was $19,337 million as of September 30, 2008.

The major credit rating agencies have assigned a corporate rating to LyondellBasell Industries as a group relevant to such borrowings.  Management believes this corporate rating is reflective of the inherent credit for Lyondell, as well as for the group as a whole.

In August 2008, S&P lowered the LyondellBasell Industries corporate rating to B from B+, citing weaker-than-expected earnings for the second quarter of 2008 and a more challenging business outlook for the coming quarters.  The S&P outlook for LyondellBasell Industries remains negative.  In May 2008, Moody’s Investors Service affirmed LyondellBasell Industries’ corporate rating at B1 and lowered its outlook for LyondellBasell Industries from stable to negative citing LyondellBasell Industries’ lower than expected operating results and the effect the current weakness in the U.S. olefins market may have on LyondellBasell Industries’ plan to substantially reduce debt.

During the third quarter 2008, a planned maintenance turnaround of several units was commenced at the Houston refinery.  On July 18, 2008, a crane installed in preparation for the turnaround of a coker unit collapsed resulting in four contractor fatalities, injuries to seven other contract workers and some physical damage at the refinery, primarily to one storage tank.  As a result of the incident, the turnaround of the coker unit was extended through early December 2008 at which time the coker unit is expected to commence operations.  The turnaround of the other Houston refinery units, including the crude unit, was completed and those units commenced operations in late August 2008.  Investigations into the cause of the crane collapse are underway, including an inquiry by representatives of the U.S. Occupational Safety and Health Administration.  A lawsuit against Lyondell has been filed.  Management believes that the cumulative impact of any litigation related to this incident will not have a material adverse effect on the Company’s financial statements.

Lyondell’s liquidity, including cash on hand and unused availability under various liquidity facilities was $1,358 million at September 30, 2008.  Total unused availability under various liquidity facilities available to Lyondell was $952 million as of September 30, 2008, after giving effect to a total minimum unused availability requirement of $100 million under the Accounts Receivable Securitization Facility and the Senior Secured Inventory-Based Credit Facility, and included the following:

•
$119 million under a $1,000 million Senior Secured Revolving Credit Facility, which matures in December 2013.  Availability under the revolving credit facility is reduced to the extent of outstanding borrowings by LyondellBasell Industries, including Lyondell, under the credit facility, outstanding letters of guarantee and outstanding letters of credit under the credit facility.  As of September 30, 2008, there were $21 million of letters of guarantee and letters of credit outstanding.  At September 30, 2008,the outstanding borrowing under the Senior Secured Revolving Credit Facility at was $860 million, of which $728 million was on the part of Lyondell and $132 million was on the part of the Basell Group.

•
$175 million under Lyondell’s five-year $1,150 million Accounts Receivable Securitization Facility, after giving effect to the amount of accounts receivable available for sale and outstanding amounts of accounts receivable sold at September 30, 2008.  The agreement currently permits the sale of up to $1,150 million of total interest in domestic accounts receivable of LCC, Equistar, and Houston Refining.  At September 30, 2008, the outstanding amount of accounts receivable sold under the Accounts Receivable Securitization Facility was $975 million.

•
$8 million in total under a five-year $1,600 million senior secured inventory-based credit facility of Lyondell and a subsidiary of the Basell Group, after giving effect to the borrowing base net of $299 million of outstanding letters of credit under the Senior Secured Inventory-Based Credit Facility as of September 30, 2008.  The borrowing base is determined using a formula applied to inventory balances.  At September 30, 2008, the outstanding borrowing under the Senior Secured Inventory-Based Credit Facility was $1,293 million of which $1,163 million was on the part of Lyondell and $130 million was on the part of the Basell Group.

•
$750 million under the senior unsecured eighteen-month revolving credit facility provided to LyondellBasell Industries by Access Industries Holdings, LLC.  At September 30, 2008, there were no outstanding borrowings under the facility.

Lyondell’s liquidity may be negatively affected due to the effects of the current weak business conditions on accounts receivable and inventory levels, which determine the borrowing base under, respectively, the Accounts Receivable Securitization Facility and the Senior Secured Inventory-Based Credit Facility.  Illiquidity in global financial markets could also affect Lyondell’s access to funds under its liquidity facilities.

The fair values of Lyondell’s pension plans assets have decreased since December 31, 2007 as a result of significant turmoil in financial markets.  For additional information, see Note 14 to Lyondell’s Consolidated Financial Statements.  Further declines in the fair values of the pension plans assets could require additional payments by Lyondell in order to maintain specified funding levels.

Capital Markets—The recent volatility in global financial markets has created a considerable amount of uncertainty as major financial institutions undergo financial difficulties.  Lyondell is monitoring its positions with these institutions and taking steps to minimize its exposure to potential loss.

Lyondell has derivatives contracts with counterparties that include major financial institutions reported to be experiencing financial difficulties.  The fair values of these derivative contracts at September 30, 2008 resulted in aggregate receivables of $92 million and payables of $22 million.  Lyondell is monitoring the risk of nonperformance by the counterparties to these financial instruments.

During the first nine months of 2008, Lyondell entered into interest rate swap agreements, maturing in 2013, for notional amounts of $2,350 million under which Lyondell variable rate, long-term debt will effectively be converted to fixed rate debt.  Settlements under those agreements will begin in April 2009.

Lyondell makes short-term investments in money market funds.  In September 2008, Lyondell received notice that rights of redemption had been suspended with respect to a money market fund in which Lyondell had invested approximately $174 million.  As of October 31, 2008, Lyondell had received $89 million and has been advised that additional redemptions are forthcoming.  As a result, in September 2008, Lyondell recognized a pretax loss related to its investment in that money market fund and reclassified $169 million from cash and cash equivalents to short-term investments as of September 30, 2008.  Other short-term investments have been moved into Treasury Money Market Funds to minimize potential loss exposure.

In view of the interrelated nature of the credit and liquidity position of LyondellBasell Industries and its subsidiaries, and pursuant to Staff Accounting Bulletin Topic 5J of the Securities and Exchange Commission, as of September 30, 2008, Lyondell has recognized debt of $860 million for which it is not the primary obligor, but which it has guaranteed (the push-down debt), that was used in the acquisition of Lyondell by LyondellBasell Industries.

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

Interim Loan and Amendments—The Interim Loan, together with proceeds from borrowings under the Senior Secured Credit Facility, was used to finance the acquisition.  If not repaid or exchanged prior to the 12 months tenure, the Interim Loan converts to a senior secured loan in December 2008 and is due June 2015.  Prior to giving affect to the amendments discussed below, the Interim Loan bore interest at LIBOR plus an initial margin of 4.625%, which margin increased by 0.5% in each of June 2008 and September 2008 and increases by 0.5% for each three-month period thereafter, subject to a maximum interest rate of 12% per annum (or 12.5% in the event of certain ratings declines) (the “Applicable Margin”).  Through a series of actions, the validity of which LyondellBasell Industries disputed, the Joint Lead Arrangers (“JLAs”) had attempted to increase the applicable rates under the Interim Loan to 12% per annum.  Since June 16, 2008, LyondellBasell Industries had been paying interest on the Interim Loan at a rate of 12%, which was approximately 4% higher than the applicable rate under the Interim Loan as of June 30, 2008, in order to avoid an allegation of default by the Lenders.  LyondellBasell Industries had protested the higher rate and had reserved its right to recover any such amounts based upon a determination that the JLAs’ attempt to impose a rate increase is not supported by the terms of the applicable loan documentation.

On October 17, 2008, the agreement governing the Interim Loan was amended and restated.  Under the amended and restated agreement, the $8 billion principal amount of initial loans outstanding were retranched into:

(a)	$3.5 billion of fixed rate second lien loans, which bear interest at a rate equal to 12% per annum (12.5% in the case of certain ratings downgrades),

(b)	$2.0 billion of floating rate second lien loans and

(c)	$2.5 billion of floating rate third lien loans.

All of the floating rate loans bear interest at a rate equal to LIBOR (in the case of U.S. dollar loans) or EURIBOR (in the case of euro loans) plus the Applicable Margin.

The economic impact of the interest rates applicable to the retranched loans is effective as of June 16, 2008.

The amendments also include provisions allowing lenders

(i)
within 180 days after October 17, 2008, to convert retranched fixed rate second lien loans into fixed rate second lien notes or a combination of fixed rate second lien notes and up to $1 billion in aggregate principal amount of fixed rate third lien notes and/or fixed rate unsecured notes (and pursuant to a notice provided by the lenders on October 17, 2008, all of the fixed rate second lien loans will automatically convert into fixed rate second lien notes if no election is made by the lenders to convert a portion of the fixed rate second lien loans to fixed rate third lien or unsecured notes within this 180-day period) and

(ii)
following the time that the fixed rate second lien loans have been converted into exchange notes and certain lenders under the amended and restated agreement hold, in aggregate, less than $950 million of such notes, to convert new floating rate second lien loans into fixed rate second lien notes and to convert new floating rate third lien loans into fixed rate third lien notes and/or fixed rate unsecured notes.  In all such cases, the exchange notes will bear interest at a rate equal to 12% per annum (12.5% in the case of certain ratings downgrades), may be denominated in euro or dollars, and will have maturity dates between June 2015 and December 2019.

In addition, the amendments include revisions to some of the terms of the exchange notes to make them consistent, in some instances, with similar provisions of the senior secured credit facility.  The amendments also make other changes, including technical and typographical corrections.

Debt Agreement Amendments—Under the terms of the financing for the Lyondell acquisition, the JLAs retained the right to flex certain provisions of the financing, including pricing and the reallocation and retranching of the Term Loans.  Effective April 30, 2008, the JLAs exercised the price flex provisions and, in conjunction with the exercise, the Senior Secured Credit Facility was amended to (i) convert each of the U.S. Tranche B Dollar Term Loan and the German Tranche B Euro Term Loan into three separate tranches, some of which tranches are subject to a prepayment penalty, (ii) increase interest rates and fee rates by 0.5%, (iii) establish a LIBOR floor of 3.25% on the U.S. Tranche B Dollar Term Loan, (iv) modify certain debt covenants, including increasing a general debt basket from $750 million to $1,000 million, eliminating an interest rate hedging requirement, increasing the asset backed facility basket by $500 million, and adding a covenant prohibiting reduction of aggregate commitments under the Revolving Credit Facility with Access Industries before its initial maturity, (v) amend the calculation of Consolidated EBITDA, as defined, for the purpose of determining compliance with the debt requirements, to reflect adjustments to present 2007 cost of sales in accordance with FIFO inventory accounting, and (vi) make other changes, including technical and typographical corrections.

In conjunction with the exercise by the JLAs of their flex rights, additional amendments were made to each of the Interim Loan, Senior Secured Inventory-Based Credit Facility, Revolving Credit Facility with Access Industries and Accounts Receivable Securitization Facility.  The amendments to the Interim Loan and Senior Secured Inventory-Based Credit Facility and the Revolving Credit Facility with Access Industries were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

Each of the Interim Loan, the Senior Secured Inventory-Based Credit Facility, the Accounts Receivable Securitization Facility and Revolving Credit Facility with Access Industries were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow LyondellBasell Industries the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

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

In connection with the BASF Corporation lawsuit described in the “Litigation” section of Note 16 to the Consolidated Financial Statements, Lyondell posted appeal bonds, which are collateralized by a $200 million letter of credit issued under the inventory-based credit facility.

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

LCC and certain of its subsidiaries, including Equistar and Millennium, are guarantors of certain of the Basell Group’s debt, including a Senior Secured $8,000 million Interim Loan, 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($717 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $482 million borrowed under term loan A and €1,290 million ($1,849 million) under term loan B as well as amounts borrowed by the Basell Group under the $1,000 million revolving credit facility.  At September 30, 2008, borrowings totaling $860 million were outstanding under the revolving credit facility, of which $728 million was on the part of Lyondell and $132 million was on the part of the Basell Group.

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

The Senior Secured Credit Facility, Accounts Receivable Securitization Facility, Senior Secured Inventory-Based Credit Facility and the Interim Loan contain restrictive covenants, including covenants that establish maximum levels of annual capital expenditures and require the maintenance of specified financial ratios by LyondellBasell Industries on a consolidated basis.  These covenants, as well as debt guarantees, are described in Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  See “Effects of a Breach” below for discussion of the potential impact of a breach of these covenants.

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

The $158 million of the 4% Convertible Senior Debentures outstanding at December 31, 2007 was paid in January 2008.

Effects of a Breach—A breach by LCC or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Interim Loan, Senior Secured Credit Facilities, Asset-Based Facilities or other indebtedness of LCC or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross-default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facilities and the ABL Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the ABL Asset-Based Receivables Facility, as well as under legacy Basell U.S. and European securitization programs, may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Credit Facilities and the counterparties under the ABL Inventory-Based Credit Facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes its available cash.  If the obligations under the Interim Loan, Senior Secured Credit Facilities, the Asset-Based Facilities or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result Lyondell could be forced into bankruptcy or liquidation.

Off-Balance Sheet Arrangements—Lyondell’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2007.  Lyondell’s off-balance sheet arrangements did not change materially as of September 30, 2008.

Contractual and Other Obligations—With the completion of the sale of Lyondell’s TDI business, Lyondell’s annual purchase obligations will decrease by the annual commitment to reimburse Rhodia for the costs of operating the TDI facility at Pont-du-Claix, France.  Using foreign currency exchange rates, market prices of raw materials and other variable cost components such as utility costs in effect at December 31, 2007, Lyondell estimated the annual purchase commitment related to the TDI business, which would have continued through 2016, at approximately $230 million.

CURRENT BUSINESS OUTLOOK

During October 2008, Lyondell’s Houston refinery and substantially all Gulf Coast chemical operations were restarted following the hurricane.  The maintenance turnaround of the Houston refinery coker unit is expected to be completed and the unit returned to production in early December 2008.

The current global financial crisis and recessionary concerns have created substantial uncertainty for the global economy and the markets in which LyondellBasell Industries, including Lyondell, operates.  The Company’s markets are experiencing a softening of demand combined with continued unprecedented volatility in raw material costs.  During the fourth quarter of 2008, polymer demand in major markets and spot prices for some of the Company’s products have declined significantly.  In addition, demand for gasoline in North America has declined substantially compared to the third quarter of 2007, which in turn has reduced the Company’s margins in its fuels business.  These conditions have also had a negative impact on trade credit available to the Company and its suppliers and customers.

These conditions, which are expected to continue during the fourth quarter of 2008 and which may continue into 2009, could place further demands on the Company’s liquidity as it historically has had significant operating cash flow requirements in the first quarter for annual compensation costs, property taxes, annual insurance premiums and annual rebate payments to customers. In addition, LyondellBasell Industries has two key debt compliance ratios based on EBITDA that it must continue to comply with in the fourth quarter of 2008 and in each quarter of 2009 and thereafter.

Lyondell is taking steps to reduce costs, working capital and discretionary capital spending, including the temporary idling of one of its U.S. Gulf Coast ethylene facilities, representing 11 percent of its U.S. olefins capacity, and reduction of operating rates of certain integrated cracker operations as well as adjusting operating rates at its polymers facilities to optimize working capital requirements.  Furthermore, LyondellBasell Industries has expanded its synergy program to a broader, more substantial cost reduction program in anticipation of a potentially deeper economic downturn.  As part of this program, it is evaluating all of its strategic options with respect to asset utilization, including possible sale or other monetization of some assets, and a restructuring of the organization, including anticipated head count reductions of approximately 15 percent, to reduce costs.  The Company expects full implementation of these programs within the next 12 to 18 months, but the benefits of these programs may not be realized until later periods.  The Company expects to record a charge related to severance and related costs associated with the reorganization in the fourth quarter of 2008 and charges related to other costs, associated with the potential impacts to the Company’s assets, as incurred.

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

Item 3.  Disclosure of Market Risk

Lyondell’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2007.  Lyondell’s exposure to market risk has not changed materially in the nine months ended September 30, 2008 except as disclosed below.

Commodity Price Risk—At September 30, 2008, futures contracts for 27 million gallons of gasoline in the notional amount of $67 million, maturing from November 2008 through January 2009, were outstanding.  The fair value, based on quoted market prices, resulted in net receivables of $5 million at September 30, 2008.  Using sensitivity analysis and a hypothetical unfavorable change in market prices ranging from 21% to 61%, based on historical price changes reflecting the tenor of open positions from those in effect at September 30, 2008, the effect would be to reduce net income by approximately $2 million.

At September 30, 2008 swaps for 5 million barrels of crude oil and distillates in the notional amount of $179 million, maturing from October 2008 through April 2009, were outstanding.  The fair value, based on quoted market prices, resulted in a net receivable of $87 million at September 30, 2008.  Using sensitivity analysis and hypothetical unfavorable changes in market prices ranging from 74% to 204%, based on historical price changes reflecting the tenor of open positions from those in effect at September 30, 2008, the effect would be to reduce net income by approximately $136 million.

Interest Rate Risk—At September 30, 2008, Lyondell had an interest rate swap agreements under which a total of $2,350 million notional amount of Lyondell variable-rate, long-term debt will effectively be converted to fixed rate debt.  The fair value of the swap resulted in a net payable of $22 million at September 30, 2008.  Using sensitivity analysis and a hypothetical unfavorable change in interest rates of 50 basis points from those in effect at September 30, 2008, or approximately 12%, the effect of the interest rate swap would be to reduce net income by $28 million.

The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating and financing transactions.

Item 4.  Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the Lyondell disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2008.  Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Lyondell disclosure controls and procedures are effective.

There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter (the third quarter 2008) that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws.  Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes.  Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate.  While Lyondell’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Lyondell’s control.  Lyondell’s actual results (including the results of its joint ventures) could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	Lyondell’s ability to comply with debt covenants and service its substantial debt,
•	the availability, cost and price volatility of raw materials and utilities, particularly the cost of oil and natural gas,
•	uncertainties associated with the U.S. and worldwide capital markets and economies,
•	the supply/demand balances for Lyondell’s and its joint ventures' products, and the related effects of industry production capacities and operating rates,
•	legal, tax and environmental proceedings,
•	the cyclical nature of the chemical and refining industries,
•	available cash and access to capital markets,
•	technological developments, and Lyondell’s ability to develop new products and process technologies,
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

Any of these factors, or a combination of these factors, could materially affect Lyondell’s future results of operations (including those of its joint ventures) and the ultimate accuracy of the forward-looking statements.  These forward-looking statements are not guarantees of future performance, and Lyondell’s actual results and future developments (including those of its joint ventures) may differ materially from those projected in the forward-looking statements.  Lyondell’s management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2007.  See “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Lyondell” for additional information about factors that may affect Lyondell’s businesses and operating results (including those of its joint ventures).  These factors are not necessarily all of the important factors that could affect Lyondell and its joint ventures.  Use caution and common sense when considering these forward-looking statements.  Lyondell does not intend to update these statements unless applicable securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents.  These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of what is discussed in this 10-Q, the contract or document involved.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, except as disclosed below:

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

Millennium—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. Millennium is currently named a defendant in 13 cases arising from Glidden’s manufacture of lead pigments.  These cases are in various stages of the litigation process.  Of these cases, most seek damages for personal injury and are brought by individuals, and two of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in two states (California and Ohio).

On October 29, 2002, after a trial in which the jury deadlocked, the court in State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial.  The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.”  The new trial in this case began on November 1, 2005.  On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance.  On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial.  The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.  On March 16, 2007, the court entered a final judgment on the jury’s verdict.  On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court.  On December 18, 2007, the trial court appointed two special masters to serve as “examiners” and to assist the trial court in the proposed abatement proceedings.  On May 15, 2008, the Rhode Island Supreme Court heard oral argument on, among other things, Millennium’s appeal of the jury’s verdict in favor of the State of Rhode Island.  On July 1, 2008, the Rhode Island Supreme Court unanimously reversed the jury’s verdict and subsequent judgment against Millennium and the other defendants, holding that the trial court should have granted Millennium’s motion to dismiss for failure to state a claim.  The Rhode Island Supreme Court’s verdict effectively ends this legal proceeding; however, Millennium along with the other former defendants are seeking recovery of their costs incurred defending the case.

Environmental Matters

In December 2006, the State of Texas filed a lawsuit in the District Court, Travis County, Texas, against Equistar and its owners, Lyondell and Millennium, alleging past violations of various environmental regulatory requirements at Equistar’s Channelview, Chocolate Bayou and La Porte, Texas facilities and Millennium’s La Porte, Texas facility, and seeking an unspecified amount of damages.  The previously disclosed Texas Commission on Environmental Quality (“TCEQ”) notifications alleging noncompliance of emissions monitoring requirements at Equistar’s Channelview facility and Millennium’s La Porte facility and seeking civil penalties of $167,000 and $179,520, respectively, have been included as part of this lawsuit.  In July 2008, Equistar signed an Agreed Final Judgment resolving this lawsuit.  Under the terms of the settlement, Equistar Chemicals and Millennium Petrochemicals Inc. each agreed to pay $3,250,000 in penalties (with $500,000 being offset by funding of various local supplemental environmental projects by each company).  The companies also agreed to each pay $250,000 in attorney fees to the state.  This agreement resolved outstanding alleged violations at several company-owned and/or operated Texas facilities.  No other additional expenditures are required.  In September 2008, the settlement was entered by the court.

Houston Refining—In May 2007, the TCEQ notified Houston Refining that it is seeking a civil penalty of $892,700 in connection with alleged noncompliance with various provisions of the Texas Clean Air Act during 2006 and 2005.  The TCEQ subsequently reduced the proposed penalty to $481,105.  In June 2008, Houston Refining signed an agreed order to settle this matter.  Under the agreed order, the Company agreed to pay a penalty of $384,884 (with half of the amount being offset by funding a local supplemental environmental project).  In October 2008, the agreement was approved by the TCEQ commissioners.

Item 1A.  Risk Factors

There have been no material developments with respect to Lyondell’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 and in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, except as disclosed below:

Risks Related to Indebtedness

Lyondell is highly leveraged, and its available cash, access to additional capital, and business and future prospects could be limited by its significant amount of debt and other financial obligations and the current weak condition of the capital markets.

Lyondell is highly leveraged.  At September 30, 2008, Lyondell had $19.4 billion of consolidated debt, including short-term debt and the current portion of long-term debt.  This debt represented 100% of its consolidated capitalization.  Substantially all of the indebtedness is secured by its assets pledged as collateral.  In addition, Lyondell has contractual commitments and ongoing pension and post-retirement benefit obligations that will require cash contributions in the future.  See "—Contractual and Other Obligations" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Lyondell’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Lyondell’s level of debt and other obligations could have significant adverse consequences on its business and its future prospects, including that it could:

•
make it more vulnerable to a downturn in its businesses, its industry or the economy in general as a significant percentage of its cash flow from operations is required to make payments to service its indebtedness;

•
require it to dedicate a substantial portion of its future cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the availability of its cash flow to maintain or grow its business and to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•
constrain its ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, on satisfactory terms or at all, especially given the current weak environment in the capital markets;

•	make it more difficult for it to satisfy its financial and other obligations;

•	place it at a competitive disadvantage as compared to competitors that have less debt and lower debt service requirements; and

•	make it more vulnerable to increases in interest rates since part of its indebtedness is, and any future debt may be, subject to variable interest rates.

For a discussion regarding its ability to pay or refinance its debt, see the "—Liquidity and Capital Resources" section under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Lyondell’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.  The substantial level of indebtedness and other financial obligations of Lyondell, as well as LyondellBasell Industries generally, also increases the possibility that LCC, or another borrower whose obligations are guaranteed by LCC, may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of its indebtedness and other financial obligations.  If LCC, or another borrower for which LCC or one of its subsidiaries is a guarantor, was unable to pay principal of, and interest on, debt when due, a default would exist under the terms of that debt instrument and could result in an event of default (and acceleration of debt repayments) under its other debt instruments.  See "— Failure to comply with covenants or to pay principal and interest when due could result in an acceleration of debt."

Lyondell requires a significant amount of cash to service its indebtedness, and its ability to generate cash depends on many factors beyond its control, and on the performance of its subsidiaries and their ability to make distributions to Lyondell.

Lyondell’s businesses may not generate sufficient cash flow from operations to meet debt service obligations, future borrowings may not be available under current or future credit facilities in an amount sufficient to enable it to pay its indebtedness at or before maturity and Lyondell may not be able to refinance its indebtedness on reasonable terms, if at all.  Factors beyond its control affect its results of operation and accordingly its ability to make these payments and refinancings.  These factors are discussed elsewhere in "Risk Factors" and "Forward-Looking Statements."

Further, its ability to fund capital expenditures and working capital may depend on the availability of funds under lines of credit and other liquidity facilities.  If, in the future, sufficient cash is not generated from operations to meet debt service obligations and funds are not available under lines of credit or other liquidity facilities, Lyondell may need to reduce or delay non-essential expenditures, such as capital expenditures and research and development efforts.  In addition, Lyondell may need to refinance debt, obtain additional financing or sell assets, which Lyondell may not be able to do on reasonable terms, if at all.  Global financial markets have been, and continue to be, volatile, which has caused a substantial deterioration in the credit and capital markets.  These conditions will likely continue and may make it difficult to obtain funding for Lyondell’s ongoing capital needs.  In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly.  Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers.

The current difficult economic market environment is causing contraction in the availability of credit in the marketplace.  This could potentially reduce Lyondell’s sources of liquidity.  In particular, Lyondell relies upon trade creditors to meet a substantial portion of its working capital requirements.  These suppliers could decrease payment periods, reduce the amount of credit extended to us, demand letters of credit or prepayments or cease doing business with it as a result of its significant leverage, a further ratings downgrade, any default under its debt instruments or as a result of the state of credit markets generally.

Although Lyondell is highly leveraged, subject to limitations in its debt instruments, its parent may cause it to pay dividends for the benefit of the parent and its affiliates.  Cash used to pay dividends would not be available to pay principal of or interest on its debt, to make capital expenditures or for general corporate purposes.

Failure to comply with covenants or to pay principal of, and interest on, indebtedness when due could result in an acceleration of debt.

A breach by LCC or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Interim Loan, Senior Secured Credit Facilities, Asset-Based Facilities or other indebtedness of LCC or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross-default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facilities and the ABL Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the ABL Asset-Based Receivables Facility, as well as under legacy Basell U.S. and European securitization programs, may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity's liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Credit Facilities and the counterparties under the ABL Inventory-Based Credit Facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes its available cash.  If the obligations under the Interim Loan, Senior Secured Credit Facilities, the Asset-Based Facilities or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result Lyondell could be forced into bankruptcy or liquidation.

The terms of the Interim Loan, Senior Secured Credit Facilities, the Access Revolving Credit Facility Basell Notes due 2015 and Asset-Based Facilities and other financing instruments may restrict Lyondell’s current and future operations, particularly its ability to respond to changed business conditions or to take certain actions.

The Interim Loan, Senior Secured Credit Facilities, Access Revolving Credit Facility, Basell Notes due 2015, Asset-Based Facilities and other financing instruments contain a number of restrictive covenants that impose significant operating and financial restrictions on Lyondell, as well as LyondellBasell Industries, and may limit Lyondell’s ability to engage in acts that may be in its long-term best interests.  These include covenants restricting, among other things, Lyondell’s ability to: incur, assume or permit to exist indebtedness or guarantees; incur, assume or permit to exist liens; make loans and investments; make external dividends or distributions, engage in mergers, acquisitions, and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of certain indebtedness, and other material agreements; make dispositions of assets; engage in transactions with affiliates; enter into or permit to exist contractual obligations limiting its ability to make distributions or to incur or permit to exist liens; and alter the conduct of business.  In addition, the Senior Secured Credit Facilities, Access Revolving Credit Facility and Asset-Based Facilities contain covenants that limit the level of capital expenditures per year.  The Senior Secured Credit Facilities and Access Revolving Credit Facility also require the maintenance by LyondellBasell Industries of specified financial ratios: (1) a maximum First Lien Senior Secured Leverage Ratio (as defined) of 3.75:1.0 on a consolidated basis; and (2) a minimum Consolidated Debt Service Ratio (as defined) of 1.1:1.0 on a consolidated basis.  The Asset-Based Facilities require that total excess availability (as defined) under the Asset-Based Facilities may not be less than $100 million for two or more consecutive business days.  The Asset-Based Facilities also provide that if for any period of four consecutive fiscal quarters LyondellBasell Industries’ Fixed Charge Coverage Ratio (as defined), on a consolidated basis, is less than 1.10:1.0, then LyondellBasell Industries must maintain minimum levels of total excess availability (as defined).  In addition, due to a recent credit downgrade, LyondellBasell Industries is required to consult on a daily basis with the lenders under its securitization program in Europe, which could impact the availability of funds under such facility in the future.  Similar provisions could be triggered under the Basell securitization program in the U.S. The ability to meet those financial ratios and other requirements can be affected by events beyond Lyondell’s control and, over time, these covenants may not be satisfied.  Given Lyondell’s high debt level and other financial obligations, these and other financial ratios could significantly restrict its liquidity and its ability to incur additional debt through its various credit facilities or by accessing the financial markets.

A ratings downgrade may increase its interest costs and make it more difficult to finance Lyondell’s operations.

Any downgrade in Lyondell corporate ratings by any of the major credit rating agencies may result in more onerous terms for trade credit and higher borrowing costs for other indebtedness, and any new financing or credit facilities, if available at all, may not be on terms as attractive as those Lyondell have currently or other terms acceptable to Lyondell.  As a result, ratings downgrades could adversely affect its ability to obtain financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness.  The failure to obtain sufficient financing or to refinance existing indebtedness could increase the risk that its leverage may adversely affect its future financial and operating flexibility.

The current instability and uncertainty in the global financial markets have created increased counterparty risk.

Lyondell has exposure to various financial institutions under hedging arrangements, including interest rate, commodity and currency hedging contracts, and the risk of counterparty default is currently higher in light of existing capital market and economic conditions.  The recent credit crisis has also resulted in the potential losses on certain of its assets as a result of counterparty risk.  Reduced liquidity or financial losses resulting from exposure to the risk of counterparties could have a material adverse effect on our cash flow and financial condition.

The instability and uncertainty in the financial markets has also made it difficult to assess the risk of counterparties to current and future financing arrangements, investments and other contracts.  The financial markets, the U.S. economy and most European economies have altered the ability and willingness of certain financial institutions to extend credit in line with past practices.

Despite current indebtedness levels, Lyondell may still be able to incur more debt.  This could increase the risks associated with its substantial level of financial obligations.

Although Lyondell currently has limited ability to incur additional debt under certain of its debt arrangements, Lyondell may be able to incur additional indebtedness in the future.  Although its debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and Lyondell could incur additional indebtedness in compliance with these restrictions.  Among other things, Lyondell may guarantee or incur additional obligations to the extent there is available capacity under the revolving credit facility portion of the Senior Secured Credit Facilities or under the Asset-Based Facilities.  See the "—Liquidity and Capital Resources" section under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."  If Lyondell and its subsidiaries incurs or guarantees additional financial obligations above the existing levels, the risks associated with its substantial level of financial obligations would increase.

Lyondell’s variable rate obligations subject it to interest rate risk, which could cause its debt service obligations to increase significantly.

As of September 30, 2008, taking into account the amendment and restatement of the Interim Loan on October 17, 2008, LCC was an obligor with respect to approximately $21.4 billion of variable rate borrowings.  Although Lyondell and its co-obligors may have interest rate hedge arrangements in effect from time to time, its interest expense could increase if interest rates increase, because its variable rate obligations may not be fully hedged and they bear interest at floating rates, generally equal to EURIBOR and LIBOR plus an applicable margin or, in the case of the Senior Secured Credit Facilities, may instead bear interest at the alternate base rate plus an applicable margin.  Additionally, the Asset-Based Facilities, consisting of the ABL Asset-Based Receivables Facility entered into in connection with the Lyondell acquisition and the ABL Inventory-Based Credit Facility, bear interest at floating rates or the alternate base rate plus an applicable margin.  In addition, $4.5 billion principal amount of loans under the Interim Loan bear interest at a floating rate equal to LIBOR or EURIBOR plus an applicable margin.  A change of 100 basis points or 1% of the floating rates as of September 30, 2008, taking into account the amendment and restatement of the Interim Loan on October 17, 2008, would change its total pre-tax interest charges by $213 million annually.

Risks Relating to the Business

The cyclicality and volatility of the industries in which Lyondell participates may cause significant fluctuations in Lyondell’s operating results.

Lyondell’s historical operating results are subject to the cyclical and volatile nature of the supply-demand balance in the chemical and refining industries, and its future operating results are expected to continue to be affected by this cyclicality and volatility.  These industries historically have experienced alternating periods of capacity shortages leading to tight supply, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins.  The volatility these industries experience occurs as a result of changes in the supply and demand for products, changes in energy prices and changes in various other economic conditions around the world.  The cyclicality and volatility of the chemical and refining industries results in significant fluctuations in profits and cash flow from period to period and over the business cycles.

The global economic and political environment continues to be uncertain, and a decline in demand could place further pressure on its results of operations.  In addition, new capacity additions by some participants in the industry, especially those in Asia, including the Middle East, that began in 2006 and are expected to continue, could lead to another period of oversupply and low profitability.  The timing and extent of any changes to currently prevailing market conditions is uncertain and supply and demand may be unbalanced at any time.  As a consequence, Lyondell is unable to accurately predict the extent or duration of future industry cycles or their effect on its business, financial condition or results of operations, and can give no assurances as to any predictions made in this document with respect to the timing, extent or duration of future industry cycles.

Lyondell may reduce production at or idle a facility for an extended period of time or exit a business because of an oversupply of a particular product and/or a lack of demand for that particular product, or high raw material prices, which makes production uneconomical.  Lyondell may also reduce production at its facilities because it has either fixed or minimum off-take arrangements with joint ventures or third parties.  Any decision to permanently close facilities or exit a business would result in impairment and other charges to earnings.  Temporary outages sometimes last for several quarters or, in certain cases, longer, and could cause it to incur costs, including the expenses of maintaining and restarting these facilities.  In addition, even though Lyondell may need to reduce production, Lyondell may still be required to continue to purchase or pay for utilities or raw materials under take-or-pay supply agreements.  It is possible that factors such as increases in raw material costs or lower demand in the future will cause it to reduce operating rates, idle facilities or exit uncompetitive businesses.

Costs of raw materials and energy, as well  as reliability of supply, may result in increased operating expenses and reduced results of operations.

Lyondell purchase large amounts of raw materials and energy for its businesses.  The cost of these raw materials and energy, in the aggregate, represents a substantial portion of its operating expenses.  The costs of raw materials and energy generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical.  Many raw material and energy costs have recently experienced significant fluctuations, reaching historically record high levels.  Moreover, a weak U.S. dollar adds to the volatility in its raw material costs.  There have been, and will likely continue to be, periods of time when Lyondell is unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on its results of operations.  Customer consolidation also has made it more difficult to pass along cost increases to customers.  Its results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs.  Cost increases also may increase working capital needs, which could reduce its liquidity and cash flow.  In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded.  To the extent Lyondell increase its product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on its results of operations.  See "—Lyondell sells products in highly competitive global markets and face significant price pressures" below.

In addition, higher North American natural gas prices relative to natural gas cost-advantaged regions, such as the Middle East, have diminished the ability of many domestic chemical producers to compete internationally since natural gas prices affect a significant portion of the industry's raw materials and energy sources.  This environment has in the past caused, and may in the future cause, a reduction in Lyondell’s exports from North America, and has in the past reduced, and may in the future reduce, the competitiveness of U.S. producers.  It also has in the past increased the competition for product sales within North America, as production that would otherwise have been sold in other geographic regions.  This resulted in excess supply and lower margins in North America and Europe, and may do so in the future.

Furthermore, across its business, there are a limited number of suppliers for some of its raw materials and utilities and, in some cases, the number of sources for and availability of raw materials and utilities is specific to the particular geographic region in which a facility is located.  It is also common in the chemical and refining industries for a facility to have a sole, dedicated source for its utilities, such as steam, electricity and gas.  Having a sole or limited number of suppliers may result in it having limited negotiating power, particularly in the case of rising raw material costs.  Alternatively, where Lyondell have multiple suppliers for a raw material or utility, these suppliers may not make up for the loss of a major supplier.  Any new supply agreements Lyondell enter into may not have terms as favorable as those contained in its current supply agreements.  For some of its products, the facilities and/or distribution channels of raw material suppliers and utilities suppliers and Lyondell form an integrated system.  This is especially true in the U.S. Gulf Coast where the infrastructure of the chemical and refining industries is tightly integrated such that a major disruption of supply of a given commodity or utility can negatively affect numerous participants, including suppliers of other raw materials.

If one or more of its significant raw material or utility suppliers were unable to meet its obligations under present supply arrangements, raw materials become unavailable within the geographic area from which they are now sourced, or supplies are otherwise disrupted, its businesses could suffer reduced supplies or be forced to incur increased costs for their raw materials or utilities, which would have a direct negative impact on plant operations.  For example, Hurricanes Katrina and Rita negatively affected crude oil and natural gas supplies, as well as supplies of some of its other raw materials, contributing to increases in raw material prices during the second half of 2005 and, in some cases, disrupting production.  In addition, hurricane-related disruption of rail and pipeline traffic in the U.S. Gulf Coast area will negatively affect shipments of raw materials and product.

In addition, in light of recent volatility in raw material costs and its current debt levels, its suppliers could impose more onerous terms on it, resulting in shorter payment cycles and increasing its working capital requirements

Disruptions in financial markets and an economic downturn could adversely affect Lyondell’s customers, and, therefore, its business.

Lyondell’s results of operations are materially affected by conditions in the financial markets and economic conditions generally, both in the U.S. and elsewhere around the world.  An economic downturn in the businesses or geographic areas in which it sells its products could substantially reduce demand for these products and result in a decrease in sales volumes.  Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and markets.  These factors, combined with volatile raw material prices, declining business and consumer confidence, increased unemployment and continuing financial market fluctuations, have precipitated an economic slowdown and could lead to an extended worldwide economic recession.  An economic slowdown caused by a recession could adversely effect Lyondell’s business as these events would likely reduce worldwide demand for its products, in particular from its customers in industrial markets generally and specifically in the automotive, housing and consumer packaging industries.  Any of the foregoing events could result in an impairment of its assets, including goodwill.

Moreover, many of Lyondell’s customers and suppliers rely on access to credit to adequately fund their operations.  These disruptions in financial markets and an economic slowdown could also adversely impact the ability of customers to finance the purchase of its products and creditworthiness of customers, and could adversely impact the ability or willingness of suppliers to provide us with raw materials for its business.

External factors beyond Lyondell’s control can cause fluctuations in demand for its products and in its prices and margins, which may result in lower operating results.

External factors beyond Lyondell’s control can cause volatility in the price of raw materials and other operating costs, as well as significant fluctuations in demand for its products, and can magnify the impact of economic cycles on its businesses.  Examples of external factors include:

•	supply of and demand for crude oil and other raw materials;

•	changes in customer buying patterns and demand for its products;

•	general economic conditions;

•	domestic and international events and circumstances;

•	competitor actions;

•	governmental regulation; and

•	severe weather and natural disasters.

Also, Lyondell believes that global events have had an impact on its businesses in recent years and may continue to do so.

In addition, a number of its products are highly dependent on durable goods markets, such as the construction and automotive markets, which also are cyclical and impacted by many of the external factors referenced above.  Many of its products are components of other chemical products that, in turn, are subject to the supply-demand balance of both the chemical and refining industries and general economic conditions.  The volatility and relatively elevated level of prices for crude oil and natural gas have resulted in increased raw material costs as compared to prior years, and the impact of the factors cited above and others may once again cause a slowdown in the business cycle, reducing demand and lowering operating rates and, ultimately, reducing profitability.

Lyondell sells products in highly competitive global markets and faces significant price pressures.

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

In addition, Lyondell faces increased competition from companies that may have greater financial resources and different cost structures or strategic goals than us, such as large integrated oil companies (many of which also have chemical businesses), government-owned businesses, and companies that receive subsidies or other government incentives to produce certain products in a specified geographic region.  Increased competition from these companies could limit its ability to increase product sales prices in response to raw material and other cost increases, or could cause it to reduce product sales prices to compete effectively, which could reduce its profitability.  Competitors which have greater financial resources than Lyondell do may be able to invest significant capital into their businesses, including expenditures for research and development.  In addition, specialty products Lyondell produce may become commoditized over time.

Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for its products, either in the direction of the price change or in magnitude.  In addition, its ability to increase product sales prices, and the timing of those increases, are affected by the supply-demand balances for its products, as well as the capacity utilization rates for those products.  Timing differences in pricing between rising raw material costs, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, have reduced and may continue to reduce profitability.  Even in periods during which raw material prices decline, Lyondell may suffer decreasing profits if raw material price reductions occur at a slower rate than decreases in the selling prices of its products.

Further, volatility in costs and pricing can result in commercial disputes with customers and suppliers with respect to interpretations of complex contractual arrangements.  Significant adverse resolution of any such disputes also could reduce profitability.

Interruptions of operations at its facilities may result in liabilities or lower operating results.

Lyondell owns and operates large-scale facilities, and its operating results are dependent on the continued operation of its various production facilities and the ability to complete construction and maintenance projects on schedule.  Material operating interruptions at its facilities, including interruptions caused by the events described below, may materially reduce the productivity and profitability of a particular manufacturing facility, or it as a whole, during and after the period of such operational difficulties.

In addition, because the Houston Refinery is Lyondell’s only North American refining operation, an outage at the refinery could have a particularly negative impact on its operating results.  Unlike its chemical production facilities, which may at times have sufficient excess capacity to mitigate the negative impact of lost production at another similar facility of Lyondell, it does not have the ability to increase refining production elsewhere in North America in an effort to mitigate the negative impact on operating results resulting from an outage at the refinery.  For example, as a result of Hurricane Ike, Lyondell temporarily shut down the Houston Refinery on September 13, 2008.  In addition, in July 2008, a crane installed in preparation for the turnaround of a coker unit collapsed resulting in four contractor fatalities, injuries to seven other contract workers and some physical damage at the refinery, primarily to one storage tank.  As a result of the incident, the coker unit will require additional time to complete the turnaround.

Although Lyondell take precautions to enhance the safety of its operations and minimize the risk of disruptions, its operations, along with the operations of other members of the chemical and refining industries, are subject to hazards inherent in chemical manufacturing and refining and the related storage and transportation of raw materials, products and wastes.  These potential hazards include:

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

Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations, the shutdown of affected facilities and the imposition of civil or criminal penalties.  Furthermore, Lyondell also will continue to be subject to present and future claims with respect to workplace exposure, exposure of contractors on its premises as well as other persons located nearby, workers' compensation and other matters.

Lyondell maintain property, business interruption, product, general liability, casualty and other types of insurance, including pollution and legal liability, that Lyondell believe are in accordance with customary industry practices, but Lyondell is not fully insured against all potential hazards incident to its businesses, including losses resulting from natural disasters, war risks or terrorist acts.  Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and, in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage.  If Lyondell were to incur a significant liability for which Lyondell were not fully insured, Lyondell might not be able to finance the amount of the uninsured liability on terms acceptable to it or at all, and might be obligated to divert a significant portion of its cash flow from normal business operations.

Further, because a part of its business involves licensing polyolefins process technology, its licensees are exposed to similar risks involved in the manufacture and marketing of polyolefins.  Hazardous incidents involving its licensees, if they do result or are perceived to result from use of its technologies, may harm its reputation, threaten its relationships with other licensees and/or lead to customer attrition and financial losses.  Its policy of covering these risks through contractual limitations of liability and indemnities and through insurance may not always be effective.  As a result, its financial condition and results of operation would be adversely affected, and other companies with competing technologies may have the opportunity to secure a competitive advantage.

Lyondell’s crude oil contract with PDVSA-Petròleos S.A.  is subject to the risk of enforcing contracts against non-U.S. affiliates of a sovereign nation and political, force majeure and other risks.

Lyondell’s crude oil contract with PDVSA-Petròleos S.A.  ("PDVSA Oil"), an affiliate of Petròleos de Venezuela, S.A.  ("PDVSA"), the national oil company of Venezuela, provides for the purchase and supply of 230,000 barrels per day of heavy, high sulfur crude oil (approximately 86% of the refining capacity at the Houston Refinery).  There are risks associated with reliance on PDVSA Oil for supplies of crude oil and with enforcing the provisions of contracts with companies such as PDVSA Oil that are non-U.S. affiliates of a sovereign nation.  For example, from time to time in the past, PDVSA Oil has declared itself in a force majeure situation and subsequently reduced deliveries of crude oil purportedly based on announced OPEC production cuts.  All of the crude oil supplied by PDVSA Oil under the crude oil contract is produced in Venezuela, and it is impossible to predict how governmental policies may change under the current or any subsequent Venezuelan government.  In addition, there are risks associated with enforcing judgments of U.S. courts against entities whose assets are located outside of the U.S. and whose management does not reside in the U.S. Any modification, breach or termination of the crude oil contract, or any interruption in this source of crude oil on its current terms, could adversely affect us, as alternative crude oil supplies with similar margins may not always be available for purchase and may require modification to the Houston Refinery that may result in significant costs or down time.

Lyondell’s operations and assets are subject to extensive environmental, health and safety and other laws and regulations, which could result in material costs or liabilities.

Lyondell cannot predict with certainty the extent of future liabilities and costs under environmental, health and safety and other laws and regulations and whether liabilities and costs will be material.  Lyondell also may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at its current or former facilities or chemicals that Lyondell manufactures, handles or owns.  In addition, because its products are components of a variety of other end-use products, Lyondell, along with other members of the chemical industry, is inherently subject to potential claims related to those end-use products.  Although claims of the types described above have not historically had a material impact on its operations, a substantial increase in the success of these types of claims could result in the expenditure of a significant amount of cash by it to pay claims, and could reduce its operating results.

Lyondell (together with the industries in which it operates) is subject to extensive national, regional, state and local environmental laws, regulations, directives, rules and ordinances concerning, and is required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment, disposal and remediation of hazardous substances and waste materials.  Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations, and permits and licenses are subject to renewal, modification and in some circumstances, revocation.  Some of these laws and regulations are subject to varying and conflicting interpretations.  In addition, some of these laws and regulations require it to meet specific financial responsibility requirements.   Lyondell generally expects that regulatory controls worldwide will become increasingly more demanding, but cannot accurately predict future developments, such as increasingly strict environmental laws, and inspection and enforcement policies, as well as higher compliance costs, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste.  Stricter environmental, safety and health laws, regulations and enforcement policies could result in increased costs and liabilities to it or limitations on its operations, and could subject its handling, manufacture, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than at present.

Some risk of environmental costs and liabilities is inherent in its operations and products, and there is no assurance that material costs and liabilities will not be incurred.

Environmental laws may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities, the costs of transportation and storage of raw materials and finished products and the costs of the storage and disposal of wastewater.  In the U.S., the Superfund Amendments and Reauthorization Act of 1986 (the "Superfund") statutes may impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites.  All such responsible parties (or any one of them, including Lyondell) may be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site.  In addition, similar environmental laws and regulations that have been or may be enacted in other countries outside of the U.S. may impose similar liabilities and costs upon Lyondell.

Some of Lyondell’s manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal.  It is anticipated that corrective measures will be necessary to comply with national and state requirements with respect to some of these facilities.  Lyondell also have liabilities under the U.S. Resource Conservation and Recovery Act and various U.S. state and non-U.S. government regulations related to several current and former plant sites.  Lyondell also is responsible for a portion of the remediation of certain off-site waste disposal facilities.  Lyondell is contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and the Superfund, including the Kalamazoo River Superfund Site discussed below.  Lyondell also have been named as a Potentially Responsible Party (“PRP”) under CERCLA or similar law at several other sites.  Its policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated.  Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes.  For further discussion regarding its environmental matters, related accruals and environmentally related capital expenditures, see Note 16 to the Unaudited Consolidated Financial Statements, and see Note 20 to the Consolidated Financial Statements, “Item 1. Legal Proceedings—Environmental Matters" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Lyondell’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and Note 20 to the Consolidated Financial Statements, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1. Business—Environmental Capital Expenditures," and "Item 3. Legal Proceedings—Environmental Matters” included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2007.  If actual expenditures exceed the amounts accrued, that could have an adverse effect on its results of operations and financial position.

Kalamazoo River Superfund Site—Lyondell acquired Millennium on November 30, 2004.  A Millennium subsidiary has been identified as a PRP under CERCLA or similar law with respect to the Kalamazoo River Superfund Site.  The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations.  Litigation concerning the matter commenced by the State of Michigan in December 1987 was recently dismissed, although the State reserved its right to bring certain claims in the future if the issues are not resolved in the CERCLA process.  In 2000, the Kalamazoo River Study Group (the "KRSG"), of which the Millennium subsidiary and other PRPs are members, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river.  The estimated costs for these remedial options ranged from $0 to $2.5 billion.

Although the KRSG study identified a broad range of remedial options, management does not believe that any single remedy among those options represented the highest-cost reasonably possible outcome.  In 2004, Lyondell recognized a liability representing Millennium's interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs.

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

As these discussions have continued, management has obtained new information about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river, and has been able to reasonably estimate anticipated costs for certain other segments of the river, based in part on experience to date with the remedy currently being applied to the one portion of the river.  As a result, management can reasonably estimate the probable spending for remediation of three segments of the river, which has been accrued as of September 30, 2008.  Management's best estimates for costs relating to other segments of the river, which may remain uncertain for the foreseeable future, also have been accrued, based on the KRSG study.  As of September 30, 2008, the probable additional future remediation spending associated with the river cannot be determined with certainty but the amounts accrued are believed to be the current best estimate of future costs, based on information currently available.

In addition, Lyondell has recognized a liability primarily related to Millennium's estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium's ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedies selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.  See Note 16 of the Consolidated Financial Statements in Lyondell’s Quarterly Report for the quarter ended September 30, 2008, for more information as to the accrued liabilities related to the Kalamazoo River and the two former paper mill sites with associated landfills.

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

Legislative and other actions have eliminated substantially all U.S. demand for MTBE.  Therefore, Lyondell has been selling its U.S.-produced MTBE for use outside of the U.S., and may in the future produce an alternative gasoline blending component in the U.S., which may be less profitable than MTBE.

Substantially all refiners and blenders have discontinued the use of MTBE in the U.S., partly as a result of U.S. federal governmental initiatives to increase use of bio-ethanol in gasoline as well as some state legislation to reduce or ban the use of MTBE.  Accordingly, Lyondell is marketing its U.S.-produced MTBE for use outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets.  Its U.S.-based and European-based MTBE plants generally have the flexibility to produce either MTBE or ETBE to accommodate market needs.  Lyondell produce and sell ETBE in Europe to address Europe's growing demand for bio-based fuels.  In addition, Lyondell may, in the future, modify equipment at its Channelview, Texas facility to provide it with the flexibility to produce an alternative gasoline blending component or either MTBE or ETBE at that facility in the future.  Any decision to produce an alternative gasoline blending component will depend on the timing and cost of equipment modifications, and product decisions will continue to be influenced by regulatory and market developments.  The profit contribution related to an alternative gasoline blending component may be significantly lower than that historically realized on MTBE and ETBE.

Proceedings related to the alleged exposure to lead-based paints and lead pigments could require Millennium to spend material amounts in litigation and settlement costs and judgments.

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings in the U.S. alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products.  The plaintiffs include individuals and governmental entities, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance.  The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, seek equitable relief such as abatement of lead-based paint in buildings.  These legal proceedings are in various trial stages and post-dismissal settings, some of which are on appeal.

While Lyondell believes that Millennium has valid defenses to all the lead-based paint and lead pigment proceedings and is vigorously defending them, litigation is inherently subject to many uncertainties.  Additional lead-based paint and lead pigment litigation may be filed against Millennium in the future asserting similar or different legal theories and seeking similar or different types of damages and relief, and any adverse court rulings or determinations of liability, among other factors, could affect this litigation by encouraging an increase in the number of future claims and proceedings.  In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions.  Lyondell is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on Millennium and, therefore, Lyondell.  In addition, Lyondell cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations.  Thus, any liability Millennium incurs with respect to pending or future lead-based paint or lead pigment litigation, or any legislation or regulations could, to the extent not covered or reduced by insurance or other recoveries, have a material impact on Millennium's and, therefore, Lyondell’s results of operations.  In addition, Lyondell has not accrued any liabilities for judgments or settlements against Millennium resulting from lead-based paint and lead pigment litigation.  Any liability that Millennium may ultimately incur with respect to lead-based paint and lead pigment litigation is not affected by the sale of the inorganic chemicals business, which closed on May 15, 2007.  See "Item 1. Legal Proceedings" included in Lyondell’s Quarterly Report for the quarter ended September 30, 2008, for additional discussion regarding lead-based paint and lead pigment litigation.

Lyondell’s international operations are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations.

Lyondell has substantial international operations, which are subject to the risks of doing business on a global level, including fluctuations in currency exchange rates, transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments.  These events could reduce the demand for its products internationally, decrease the prices at which Lyondell can sell its products internationally, disrupt production or other operations internationally, require substantial capital and other costs to comply, and/or increase security costs or insurance premiums, all of which could reduce its operating results.  In addition, Lyondell obtains a substantial portion of its principal raw materials from international sources that are subject to these same risks.  Its compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which Lyondell may be subject could be challenged.  Furthermore, these laws may be modified, the result of which may be to prevent or limit subsidiaries from transferring cash to Lyondell.

Furthermore, Lyondell may experience difficulty enforcing agreements in certain jurisdictions.  In jurisdictions where bankruptcy laws and practices may vary, Lyondell may experience difficulty collecting receivables through the applicable legal systems.  Lyondell is subject to certain existing, and may be subject to possible future, laws that limit or may limit its activities while some of our competitors may not be subject to such laws, which may adversely affect its competitiveness.

In addition, Lyondell generates revenue from export sales and operations that may be denominated in currencies other than the relevant functional currency.  Exchange rates between these currencies and functional currencies in recent years have fluctuated significantly and may do so in the future.  Future events, which may significantly increase or decrease the risk of future movement in currencies in which Lyondell conduct its business, cannot be predicted.  Lyondell also may hedge certain revenues and costs using derivative instruments to minimize the impact of changes in the exchange rates of those currencies compared to the respective functional currencies.  It is possible that fluctuations in exchange rates will result in reduced operating results.

Significant changes in pension fund investment performance or assumptions relating to pension costs may adversely affect the valuation of pension obligations, the funded status of pension plans, and its pension cost.

Lyondell’s funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations.  Lyondell’s pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets.  Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets.  Any change in key actuarial assumptions, such as the discount rate, would impact the valuation of pension obligations, affecting the reported funded status of its pension plans as well as the net periodic pension cost in the following fiscal years.  Certain of its current pension plans are underfunded.  The fair values of Lyondell’s pension plans assets have decreased since December 31, 2007 as a result of significant turmoil in the financial markets.  Further declines in the fair values of the pension plans assets could require additional payments by Lyondell in order to maintain specified funding levels.  See Note 14 to the Consolidated Financial Statements included in Lyondell’s Quarterly Report for the quarter ended September 30, 2008.

Lyondell’s U.S. pension plans are subject to the Employment Retirement Income Security Act of 1974, or "ERISA." Under ERISA, the Pension Benefit Guaranty Corporation, or "PBGC," has the authority to terminate an underfunded pension plan under limited circumstances.  In the event that its U.S. pension plans are terminated for any reason while the plans are underfunded, Lyondell will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

Lyondell pursues acquisitions, dispositions, partnerships and joint ventures, which may require significant resources and may not yield the expected benefits.

Lyondell seeks opportunities to generate value through business combinations, purchases and sales of assets, partnerships, contractual arrangements or joint ventures.  Any future transaction may require that Lyondell make significant cash investment, incur substantial debt or assume substantial liabilities.  In addition, these transactions may require significant managerial attention, which may be diverted from its other operations.  These capital, equity and managerial commitments may impair the operation of its businesses.

Transactions that Lyondell pursue may be intended to, among other things, result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt.  Although these transactions may be expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could reduce its operating results in the short term because of the costs, charges and financing arrangements associated with such transactions or the benefits of a transaction may not be realized to the extent anticipated.  Other transactions may advance future cash flows from some of its businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.  Also, any future acquisitions of businesses or facilities could entail a number of additional risks, including, problems with effective integration of operations, the inability to maintain key pre-acquisition business relationships, increased operating costs, exposure to unanticipated liabilities, and difficulties in realizing projected efficiencies, synergies and cost savings.

Integration of the Lyondell businesses with the historical Basell businesses may lead to unanticipated costs and operations may be disrupted.

The process of effectively integrating Basell and Lyondell into one company will continue to require significant managerial and financial resources.  The costs and time required to integrate these businesses into one organization could cause the interruption of, or a loss of momentum in, the activities of any one, or several, of the operations of the constituent entities.  Furthermore, the Acquisition has significantly increased its size and has also substantially increased the scope and complexity of its operations.  There can be no assurance that Lyondell will be able to effectively manage this newly enlarged operation, or achieve the desired profitability from the Acquisition.  A failure to successfully integrate Lyondell with Basell's legacy business operations within the expected time frame could adversely affect its business, financial condition and results of operations.  The Acquisition also may expose it to certain additional risks, including:

•	difficulties arising from operating a significantly larger and more complex organization and adding Lyondell's operations to Basell's legacy operations;

•
difficulties in the assimilation of the assets and operations of the Lyondell businesses with the assets and operations of Basell, especially when the assets are in business segments not shared historically by both companies or involve joint venture partners;

•	the loss of, or difficulty in attracting, customers, business partners or key employees as a result of uncertainties associated with the Acquisition or otherwise;

•	customers and business partners of Lyondell being unwilling to continue doing business on the same or similar terms as a result of the Acquisition;

•	challenges associated with the implementation of changes in management in connection with the Acquisition and the integration of the combined company management team;

•	difficulties in consolidating the workforces of Lyondell and Basell and coordinating geographically disparate organizations, systems and facilities;

•	the diversion of management attention from other business concerns;

•	difficulties arising from coordinating and consolidating corporate and administrative functions, including integration of internal controls and procedures and information technology systems;

•	unforeseen legal, regulatory, contractual, labor or other issues; and the failure to realize expected synergies, profitability or growth.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined and Lyondell may experience unanticipated delays in realizing the benefits of the Acquisition.

Conflicts of interest between Lyondell and its owner, LyondellBasell Industries, could be resolved in a manner that may be perceived to be adverse to Lyondell.

Lyondell is an indirect, wholly-owned subsidiary of LyondellBasell Industries.  All executive officers of Lyondell and all members of Lyondell’s Board of Directors also serve as officers of LyondellBasell Industries.  Conflicts of interest may arise between LyondellBasell Industries and Lyondell when decisions arise that could have different implications for LyondellBasell Industries and Lyondell, and conflicts of interest could be resolved in a manner that may be perceived as adverse to Lyondell.

Shared control of joint ventures may delay decisions or actions regarding the joint ventures.

A portion of Lyondell’s operations currently are, and may in the future be, conducted through joint ventures.  Lyondell share control of these joint ventures with third parties.

Lyondell’s forecasts and plans with respect to these joint ventures assume that its joint venture partners will observe their joint venture obligations.  In the event that any of its joint venture partners do not observe their joint venture obligations, it is possible that the affected joint venture would not be able to operate in accordance with its business plans or that Lyondell would be required to increase its level of commitment in order to give effect to such plans.

As with any such joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major matters, potentially adversely affecting the business and operations of the joint ventures and in turn its business and operations.

Item 6.  Exhibits

4.2
Amended and Restated Senior Secured Credit Agreement Dated as of April 30, 2008 (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2008 and incorporated herein by reference)

4.3
Amended and Restated Bridge (Interim) Loan Credit Agreement Dated as of October 17, 2008 (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 23, 2008 and incorporated herein by reference)

4.5(a)
Amendment No. 1 to Senior Secured Inventory-Based Credit Agreement Dated as of April 30, 2008 (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2008 and incorporated herein by reference)

4.8(a)
Amendment No. 1 to Receivables Purchase Agreement and Undertaking Agreement Dated as of April 30, 2008 (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference)

4.12
Long Term Intercompany Loan Agreement dated as of February 22, 2008 (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

4.12(a)
Amendment No. 1 to Long Term Intercompany Loan Agreement dated as of March 20, 2008 (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference)

4.15	Revolving Credit Agreement dated as of March 27, 2008 (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference)

4.15(a)
Consent letter executed on August 13, 2008 and effective as of April 30, 2008 by Access Industries Holdings LLC (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 19, 2008 and incorporated herein by reference)

10.2	Amended and Restated Lyondell Chemical Company Supplemental Executive Retirement Plan

10.4	Amended and Restated Lyondell Chemical Company Executive Deferral Plan

10.17(a)	Instrument Amending Lyondell Chemical Company Executive Severance Pay Plan

10.22
Agreement dated January 23, 2008 between Morris Gelb and Registrant (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.23	LyondellBasell Industries AF S.C.A. Long-Term Incentive Plan

10.23(a)	First Amendment to LyondellBasell Industries AF S.C.A. Long-Term Incentive Plan

10.24	Form of LyondellBasell Industries AF S.C.A. Long-Term Incentive Plan Phantom Unit Award Agreement

10.25	LyondellBasell Industries AF S.C.A. Long-Term Incentive Plan Phantom Unit Award Agreement between LyondellBasell Industries AF S.C.A. and Morris Gelb

10.25(a)	LyondellBasell Industries AF S.C.A. Phantom Unit Award Amendment between LyondellBasell Industries AF S.C.A. and Morris Gelb

10.26	LyondellBasell Industries AF S.C.A. Mid-Term Incentive Plan

10.27	Form of LyondellBasell Industries AF S.C.A. Mid-Term Incentive Plan Award Agreement

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyondell Chemical Company

Dated: November 13, 2008	/s/ Eberhard Faller
Eberhard Faller
Vice President, Controller and Chief Accounting Officer
(Duly Authorized and
Principal Accounting Officer)